Form 10QSB
period 2000-11-30
FIRST AUTO INC
filed 2000-12-12
CIK 1098589

--------------------------------------------------------------------------------
                                  Kirt W. James
                                    PRESIDENT
                                First Auto, Inc.
               3131 Southwest Freeway, Number 46 Houston TX 77098
            (Name and Address of Person Authorized to Receive Notices
          and Communications on Behalf of the Person Filing Statement)
--------------------------------------------------------------------------------
                                 WITH A COPY TO:
                             KARL E. RODRIGUEZ, ESQ
                              24843 Del Prado, #318
                              Dana Point, CA 92629
                                 (949) 248-9561
                               fax (949) 248-1688
--------------------------------------------------------------------------------

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

              [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                                FIRST AUTO, INC.


                        Commission File Number:  0-31759


                     For the Quarter ended November 30, 2000

  Nevada                                                                Optional
(Jurisdiction  of  Incorporation)        (I.R.S.  Employer  Identification  No.)


3131  Southwest  Freeway,  Number  46,  Houston  TX                        77098
(Address of principal executive offices)                              (Zip Code)


Registrant's  telephone  number,  including  area  code:            949-248-1765


The  following  Securities are to be registered pursuant to Section 12(g) of the
Act:


                       Class-A Common Voting Equity Stock

                                    7,981,500

Yes [X] No [ ] (Indicate by check mark whether the Registrant (1) has filed all report required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.)

As of November 30, 2000, the number of shares outstanding of the Registrant's Common Stock was 7,981,500.

                          PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS. Attached hereto (under cover of Exhibit QF3-11/30/00) and incorporated herein by this reference are Un-Audited Financial Statements for the three months and nine months ended November 30, 2000.


Balance Sheet:. . . . . . . .  Unaudited     Audited      Audited
SELECTED INFORMATION. . . . .  Nine Months   Six Months   One Year
                                  11/30/00      8/31/00    2/29/00
-------------------------------------------------------------------
Cash and Equivalents. . . . .        3,329        3,329      3,329
Accounts Receivable . . . . .            0            0          0
Current Assets. . . . . . . .        3,329        3,329      3,329
===================================================================
Property and Equipment, Net .            0            0          0
Organizational Costs. . . . .            0            0          0
Other Assets. . . . . . . . .            0            0          0
===================================================================
Total Assets. . . . . . . . .        3,329        3,329      3,329
===================================================================
Accounts Payable. . . . . . .       16,222        4,602          0
Advances (Related Party). . .            0            0          0
Total Liabilities . . . . . .       16,222        4,602          0
===================================================================
Common Stock. . . . . . . . .        7,982        7,982      7,982
Paid-in Capital . . . . . . .      115,335      115,335    115,335
Accumulated Deficit . . . . .     (136,210)    (124,590)  (119,988)
Total Equity. . . . . . . . .      (12,893)      (1,273)     3,329
===================================================================
Total Liabilities and Equity.        3,329        3,329      3,329


        ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

 (A) PLAN OF OPERATION. The plan of operation for the next twelve months is to become trading on an exchange, NQB Pink Sheets and then OTCBB, become a full-reporting company, and raise capital through a registered offering. Upon raising sufficient capital we will launch operations. We are not presently accepted for quotation on OTCBB or NQB Pink Sheets. Our submission is pending.

     The first stage of operations will be to develop the details and structure of our projected web site and how the services will be provided to the target audience and the dealers, vendors and advertisers. The second stage will be to establish e-commerce partners for links for automotive service providers such as insurance, warranties, and financing and to create a database of vehicle information, contact information for dealers, and links to auto manufacturer sights for further vehicle descriptions. The third stage is to obtain initial web advertising on various search engines and other high traffic Internet sites. Within six to eight months after receipt of capital from the registered offering, we will be able to roll-out the web site and advertising campaign and begin full operation.

      (1) CASH REQUIREMENTS AND OF NEED FOR ADDITIONAL FUNDS, TWELVE MONTHS. We expect to require substantial capital formation during the first twelve months of our operations. We cannot state at this time when our operations would launch for the following reasons. We cannot interest knowledgeable investors until our common stock can be quoted on the OTCBB. We cannot achieve quotation of our common stock until and unless this 1934 Registration of our common stock is effective and clear of comments by the staff of the Securities and Exchange Commission. We would expect our principal shareholder to provide interim funding until such time as we can attract investors. Realistically, we would require $1,000,000 to launch. We would expect to require an additional $1,000,000 to sustain us in operations for the first twelve months. Accordingly, we expect to require an additional $1,000,000 for the first twelve months of operation. We would need to interest knowledgeable investors to fund our initial launch, and would expect to raise that first $2,000,000 by the sale of common stock. It is possible that with a successful first funding and launch of operations, we would be able to secure interim loan financing to enable us to expand our business sufficiently to make further capital formation more attractive to investors.

     There is no assurance that our funding plans will be realized or that our requirements will be met. If we are not able to achieve this requirement, we may not be able to become or continue as a going concern. In this connection we refer to Note 2 of our audited financial statements: "The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is dependent upon raising capital to continue operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. It is management's plan to raise capital in order to define their operations, thus creating operating revenues." We further refer to Note 3: "The Company is a development stage company as defined in Financial Accounting Standards Board Statement 7. It is concentrating substantially all its efforts in raising capital and developing its business operations in order to generate significant revenues.

     We do not anticipate any contingency upon which we would voluntarily cease filing reports with the SEC, even though we may cease to be required to do so. It is in our compelling interest to report our affairs quarterly, annually and currently, as the case may be, generally to provide accessible public information to interested parties, and also specifically to maintain its qualification for the OTCBB, if and when the Issuer's intended application for submission be effective.

      (2)  SUMMARY  OF  PRODUCT  RESEARCH  AND  DEVELOPMENT.  None.

      (3)  EXPECTED  PURCHASE  OR SALE OF PLANT AND SIGNIFICANT EQUIPMENT. None.

      (4) EXPECTED SIGNIFICANT CHANGE IN THE NUMBER OF EMPLOYEES. None for the present. Following launch of operations, we would expect to require a staff of employees. The number required would grow as our operations might grow.


 (B)  DISCUSSION  AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      (1) OPERATIONS AND RESULTS FOR THE PAST TWO FISCAL YEARS. We have not launched operations since our inception on March 24, 1999, and have no operating history. Our activities have been organizational, and have focused on seeing our corporation audited and this 1934 Act Registration Statement prepared, and most recently, submission for quotation over the counter.

SELECTED  FINANCIAL  INFORMATION  (UNAUDITED)

 THIRD QUARTER.                                                                                   Inception
                                                                                                   3/24/99
                                                                                                      to
Operations. . . . . . . .                       Three Months to 11/30        Nine Months to 11/30  11/30/00
                                            2000                   1999       2000        1999        2000
-----------------------------------------------------------------------------------------------------------
Revenues: . . . . . . . .                      0                      0          0           0           0
General & Administrative.                (11,620)                     0    (18,722)     (6,817)   (136,210)
Net (Loss). . . . . . . .                (11,620)                     0    (18,722)     (6,817)   (136,210)
===========================================================================================================
Net (Loss) Per Share. . .                 (0.001)                     0     (0.002)     (0.001)     (0.018)
===========================================================================================================
Weighted Average Shares
Outstanding . . . . . . .              7,981,500              6,981,120  7,981,500   6,895,380   7,655,920
===========================================================================================================


     The following compilation compares current quarter (unaudited) with previously reported audited information.

                           Nine        Six         One
OPERATIONS:. . . . . .    Months      Months       Year
SELECTED HISTORICAL. .  Unaudited     Audited     Audited
INFORMATION. . . . . .   11/30/00     8/31/00     2/29/00
----------------------------------------------------------
Revenues . . . . . . .          0           0           0
Operating Expenses . .     11,620       4,602     119,988
----------------------------------------------------------
Net Earnings or (Loss)    (11,620)     (4,602)   (119,988)
==========================================================
Per Share Earnings
  or (Loss). . . . . .     (0.001)      (0.00)      (0.16)
==========================================================
Average Common Shares
Outstanding. . . . . .  7,981,500   7,981,500   7,480,724
==========================================================


      (2) FUTURE PROSPECTS. We have disclosed an ambitious business plan. There can be no assurance that our plan will succeed in whole or in part. We may not be able to achieve our funding requirements. Even if substantial funding proves available, there is no assurance that our business will prove competitive or profitable. Our business may fail for any number of possible unforeseen contingencies. Start-up ventures such as ours are inherently speculative and fraught with risks of business failure. While management believes that its plan contains the strategy for success, the road to failure is filled with good intentions and missed opportunities. Caution must be expressed at this early stage of our development, that we may be disappointed in our expectations.

                           PART II: OTHER INFORMATION


ITEM  1.  LEGAL  PROCEEDINGS.  None

ITEM  2.  CHANGE  IN  SECURITIES.  None

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES.  None

ITEM  4.  SUBMISSION  OF  MATTERS  TO  VOTE  OF  SECURITY  HOLDERS.  None

ITEM  5.  OTHER  INFORMATION.  None

ITEM  6.   REPORTS  ON  FORM  8-K.  None

                                  EXHIBIT INDEX

--------------------------------------------------------------------------------
Exhibit                       FINANCIAL  STATEMENTS
--------------------------------------------------------------------------------
QF3-11/30/00     Un-Audited  Financial  Statements for the three months and nine months  ended  November  30,  2000
--------------------------------------------------------------------------------


                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-Q Report for the Quarter ended November 30, 2000, has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.


Dated:  November  30,  2000

                                FIRST AUTO, INC.


                                       by

                                  /s/Kirt W. James
                                     Kirt W. James
                                Sole Officer/Director

--------------------------------------------------------------------------------
                              EXHIBIT FQ3-11/30/00

                         UN-AUDITED FINANCIAL STATEMENTS
                      FOR THE THREE MONTHS AND NINE MONTHS
                             ENDED NOVEMBER 30, 2000
--------------------------------------------------------------------------------

                                FIRST AUTO, INC.
                            BALANCE SHEET (UNAUDITED)
                   For the fiscal year ended February 29, 2000
                 And for the nine months ended November 30, 2000

                                                            November 30,    February 29,
                                                              2000            2000
--------------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS
Cash . . . . . . . . . . . . . . . . . . . . . . . . .  $       3,329   $       3,329
                                                        ------------------------------
TOTAL CURRENT ASSETS . . . . . . . . . . . . . . . . .          3,329           3,329
TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . .  $       3,329   $       3,329
                                                        ==============================

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Accounts payable . . . . . . . . . . . . . . . . . . .  $      16,222   $           0
                                                        ------------------------------
Total Liabilities. . . . . . . . . . . . . . . . . . .         16,222               0
                                                        ------------------------------
STOCKHOLDERS' EQUITY

Common Stock, $.001 par value; authorized 100,000,000
   shares; issued and outstanding, 7,981,500 shares. .  $       7,982   $       7,982

Additional Paid-In Capital . . . . . . . . . . . . . .        115,335         115,335

Accumulated Equity (Deficit) . . . . . . . . . . . . .       (136,210)       (119,988)
                                                        ------------------------------
Total Stockholders' Equity . . . . . . . . . . . . . .        (12,893)          3,329
                                                        ------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY . . . . . .  $       3,329   $       3,329
                                                        ==============================

   The accompanying notes are an integral part of these financial statements.

                                FIRST AUTO, INC.
                       STATEMENT OF OPERATIONS (UNAUDITED)
                           November 30, 1999 and 2000

                                                                                                    From
                                                                                                Inception on
                              From September   From September     From March      From March      March 24,
                                1, 2000 to.     1, 1999 to        1, 2000 to      24, 1999 to   1999 through
                                November 30,    November 30,     November 30,     November 30,  November 30,
                                    2000           1999              2000            1999           2000
----------------------------------------------------------------------------------------------------------
Revenues. . . . . . . . .  $             0   $             0   $           0   $           0   $        0
                           -------------------------------------------------------------------------------
Net Loss from Operations.           11,620                 0          18,722           6,817      136,210

Net Income (Loss) . . . .         ($11,620)  $             0        ($18,722)        ($6,817)   ($136,210)
                           ===============================================================================
Loss per Share. . . . . .  $      (0.00146)  $      (0.00000)  $    (0.00235)  $    (0.00099)  $ (0.01779)
                           ===============================================================================
Weighted Average
    Shares Outstanding. .        7,981,500         6,981,120       7,981,500       6,895,380    7,655,920
                           ===============================================================================

   The accompanying notes are an integral part of these financial statements.

                                FIRST AUTO, INC.
             STATEMENTS OF STOCKHOLDERS EQUITY (DEFICIT)(UNAUDITED)
            From March 24, 1999 (inception) through February 29, 2000
              And for the nine month period ended November 30, 2000

                                                            Additional     Accumulated      Total Stock-
                                  Common      Par           Paid-In          Equity       holders' Equity
                                  Stock       Value         Capital          (Deficit)       (Deficit)
---------------------------------------------------------------------------------------------------------
Common Stock issued at inception   6,816,500  $      6,817  $           0  $        0   $          6,817
Sale of Common Stock . . . . . .   1,165,000         1,165        115,335           0                  0
Net (loss) during year ended
    February 29, 2000. . . . . .           0             0              0    (117,488)                 0
                                  ----------  ------------  -------------  -----------  -----------------
Balance at February 29, 2000 . .   7,981,500  $      7,982  $     115,335   ($117,488)  $          5,829
Net (loss) during period ended
    November 30, 2000. . . . . .           0             0              0     (18,722)                 0
                                  ----------  ------------  -------------  -----------  -----------------
Balance at November 30, 2000 . .   7,981,500  $      7,982  $     115,335   ($136,210)          ($12,894)

   The accompanying notes are an integral part of these financial statements.

                                FIRST AUTO, INC.
                       STATEMENTS OF CASH FLOW (UNAUDITED)
                For the periods ended November 30, 1999 and 2000

                                                                        From
                                                                    Inception on
                                      From March     From March       March 24,
                                      1, 2000 to.   24, 1999 to     1999 through
                                     November 30,   November 30,    November 30,
                                            2000            1999        2000
-----------------------------------------------------------------------------
Operating activities
Net Income (Loss) . . . . . . . .       ($18,722)  $           0   ($138,710)
Items not effecting cash
     (organization costs) . . . .              0           6,817       6,817
                                    -----------------------------------------
Net Cash from Operations. . . . .        (18,722)              0    (131,893)
Cash from financing activities
Income from sale of common stock.              0          62,500     116,500
Increase in accounts payable. . .         16,222               0      16,222
Beginning Cash. . . . . . . . . .          5,829               0           0
Ending Cash . . . . . . . . . . .  $       3,329   $      62,500  $      829
                                   ==========================================

   The accompanying notes are an integral part of these financial statements.

                                 FIRSTAUTO, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                November 30, 2000

FirstAuto,  Inc.

NOTES  TO  FINANCIAL  STATEMENTS

Oasis Entertainment's Fourth Movie Project, Inc. ("the Company") has elected to omit substantially all footnotes to the financial statements for the nine months ended November 30, 2000, since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on Form 10-KSB for the Fiscal year ended February 29, 2000.

UNAUDITED  INFORMATION

The information furnished herein was taken from the books and records of the Company without audit. However, such information reflects all adjustments which are, in the opinion of management, necessary to properly reflect the results of the period presented. The information presented is not necessarily indicative of the results from operations expected for the full fiscal year.