Form 10QSB/A
period 2000-11-30
FIRST AUTO INC
filed 2000-12-14
CIK 1098589

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

                                   FORM 10-QSB/A1

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

SELECTED  FINANCIAL  INFORMATION  (UNAUDITED)

 THIRD QUARTER.                                                                                   Inception
                                                                                                   3/24/99
                                                                                                      to
Operations. . . . . . . .                       Three Months to 11/30        Nine Months to 11/30  11/30/00
                                            2000                   1999       2000        1999        2000
-----------------------------------------------------------------------------------------------------------
Revenues: . . . . . . . .                      0                      0          0           0           0
General & Administrative.                (11,620)                     0    (16,222)     (6,817)   (136,210)
Net (Loss). . . . . . . .                (11,620)                     0    (16,222)     (6,817)   (136,210)
===========================================================================================================
Net (Loss) Per Share. . .                 (0.001)                     0     (0.002)     (0.001)     (0.018)
===========================================================================================================
Weighted Average Shares
Outstanding . . . . . . .              7,981,500              6,981,120  7,981,500   6,895,380   7,655,920
===========================================================================================================


     The following compilation compares current quarter (unaudited) with previously reported audited information.

                           Nine        Six         One
OPERATIONS:. . . . . .    Months      Months       Year
SELECTED HISTORICAL. .  Unaudited     Audited     Audited
INFORMATION. . . . . .   11/30/00     8/31/00     2/29/00
----------------------------------------------------------
Revenues . . . . . . .          0           0           0
Operating Expenses . .     11,620      16,222     119,988
----------------------------------------------------------
Net Earnings or (Loss)    (11,620)    (16,222)   (119,988)
==========================================================
Per Share Earnings
  or (Loss). . . . . .     (0.001)      (0.00)      (0.16)
==========================================================
Average Common Shares
Outstanding. . . . . .  7,981,500   7,981,500   7,480,724
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

                                FIRST AUTO, INC.
                       STATEMENT OF OPERATIONS (UNAUDITED)
                           November 30, 1999 and 2000

                                                                                                    From
                                                                                                Inception on
                              From September   From September     From March      From March      March 24,
                                1, 2000 to.     1, 1999 to        1, 2000 to      24, 1999 to   1999 through
                                November 30,    November 30,     November 30,     November 30,  November 30,
                                    2000           1999              2000            1999           2000
----------------------------------------------------------------------------------------------------------
Revenues. . . . . . . . .  $             0   $             0   $           0   $           0   $        0
                           -------------------------------------------------------------------------------
Net Loss from Operations.           11,620                 0          16,222           6,817      136,210

Net Income (Loss) . . . .         ($11,620)  $             0        ($16,222)        ($6,817)   ($136,210)
                           ===============================================================================
Loss per Share. . . . . .  $      (0.00146)  $             0   $    (0.00203)  $    (0.00099)  $ (0.01779)
                           ===============================================================================
Weighted Average
    Shares Outstanding. .        7,981,500         6,981,120       7,981,500       6,895,380    7,655,920
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

                                                            Additional     Accumulated      Total Stock-
                                  Common      Par           Paid-In          Equity       holders' Equity
                                  Stock       Value         Capital          (Deficit)       (Deficit)
---------------------------------------------------------------------------------------------------------
Common Stock issued at inception   6,816,500  $      6,817  $           0  $        0   $          6,817
Sale of Common Stock . . . . . .   1,165,000         1,165        115,335           0                  0
Net (loss) during year ended
    February 29, 2000. . . . . .           0             0              0    (119,988)                 0
                                  ----------  ------------  -------------  -----------  -----------------
Balance at February 29, 2000 . .   7,981,500  $      7,982  $     115,335   ($119,988)  $          3,329
Net (loss) during period ended
    November 30, 2000. . . . . .           0             0              0     (16,222)                 0
                                  ----------  ------------  -------------  -----------  -----------------
Balance at November 30, 2000 . .   7,981,500  $      7,982  $     115,335   ($136,210)          ($12,894)

   The accompanying notes are an integral part of these financial statements.

                                FIRST AUTO, INC.
                       STATEMENTS OF CASH FLOW (UNAUDITED)
                For the periods ended November 30, 1999 and 2000

                                                                        From
                                                                    Inception on
                                      From March     From March       March 24,
                                      1, 2000 to.   24, 1999 to     1999 through
                                     November 30,   November 30,    November 30,
                                            2000            1999        2000
-----------------------------------------------------------------------------
Operating activities
Net Income (Loss) . . . . . . . .       ($16,222)  $      (6,817)  ($136,210)
Items not effecting cash
     (organization costs) . . . .              0           6,817       6,817
                                    -----------------------------------------
Net Cash from Operations. . . . .        (16,222)              0    (129,393)
Cash from financing activities
Income from sale of common stock.              0          62,500     116,500
Increase in accounts payable. . .         16,222               0      16,222
Beginning Cash. . . . . . . . . .          3,329               0           0
Ending Cash . . . . . . . . . . .  $       3,329   $      62,500  $    3,329
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