Form 10QSB/A
period 2000-11-30
FIRST AUTO INC
filed 2001-03-06
CIK 1098589

--------------------------------------------------------------------------------
                                  Kirt W. James
                                    PRESIDENT
                                First Auto, Inc.
                        3131 Southwest Freeway, Number 46
                              Houston, Texas 77098
            (Name and Address of Person Authorized to Receive Notices
          and Communications on Behalf of the Person Filing Statement)
--------------------------------------------------------------------------------
                                 WITH A COPY TO:
                             KARL E. RODRIGUEZ, ESQ
                              24843 Del Prado, #318
                              Dana Point, CA 92629
                                 (949) 248-9561
                               fax (949) 248-1688
--------------------------------------------------------------------------------

                                 FORM 10-QSB-A2

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


The  following  Securities  are registered pursuant to Section 12(g) of the Act:
7,981,500

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

                                  INTRODUCTION

     This Form 10-QSB-A2 is unchanged from our previous filing Form 10-QSB-A, except for the revision of the erroneous Note, from our un-audited financial statements. That erroneous port of the Note, and its contents, are unrelated to the affairs of this reporting corporation and have no place in its reports or disclosure.

                          PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS. Attached hereto (under cover of Exhibit QF3-11/30/00) and incorporated herein by this reference are Un-Audited Financial Statements for the three months and nine months ended November 30, 2000.


Balance Sheet:. . . . . . . .  Unaudited     Audited      Audited
Selected Information. . . . .  Nine Months   Six Months   One Year
                                11/30/00      8/31/00     2/29/00
-------------------------------------------------------------------
Cash and Equivalents. . . . .        3,329        3,329      3,329
Accounts Receivable . . . . .            0            0          0
===================================================================
Current Assets. . . . . . . .        3,329        3,329      3,329
===================================================================
Property and Equipment, Net .            0            0          0
Organizational Costs. . . . .            0            0          0
===================================================================
Other Assets. . . . . . . . .            0            0          0
===================================================================
Total Assets. . . . . . . . .        3,329        3,329      3,329
===================================================================
Accounts Payable. . . . . . .       16,222        4,602          0
Advances (Related Party). . .            0            0          0
===================================================================
Total Liabilities . . . . . .       16,222        4,602          0
===================================================================
Common Stock. . . . . . . . .        7,982        7,982      7,982
Paid-in Capital . . . . . . .      115,335      115,335    115,335
Accumulated Deficit . . . . .     (136,210)    (124,590)  (119,988)
===================================================================
Total Equity. . . . . . . . .      (12,893)      (1,273)     3,329
===================================================================
Total Liabilities and Equity.        3,329        3,329      3,329
===================================================================

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

                   SELECTED FINANCIAL INFORMATION (UNAUDITED)

 THIRD QUARTER.                                                                Inception
                                                                                3/24/99
                                                                                   To
Operations.                      Three Months to 11/30   Nine Months to 11/30  11/30/00
                                     2000      1999       2000        1999        2000
----------------------------------------------------------------------------------------
Revenues: . . . . . . . .                0         0          0           0           0
General & Administrative.          (11,620)        0    (16,222)     (6,817)   (136,210)
Net (Loss). . . . . . . .          (11,620)        0    (16,222)     (6,817)   (136,210)
----------------------------------------------------------------------------------------
Net (Loss) Per Share. . .           (0.001)        0     (0.002)     (0.001)     (0.017)
----------------------------------------------------------------------------------------
Weighted Average Shares .        7,981,500 6,981,120  7,981,500   6,895,380   7,655,920
Outstanding


     The following compilation compares current quarter (unaudited) with previously reported audited information.


OPERATIONS:                Nine        Six         One
SELECTED HISTORICAL       Months      Months      Year
INFORMATION. . . . . .  Unaudited   Audited     Audited
                         11/30/00     8/31/00     2/29/00
----------------------------------------------------------
Revenues . . . . . . .          0           0           0
Operating Expenses . .     11,620      16,222     119,988
----------------------------------------------------------
Net Earnings or (Loss)    (11,620)    (16,222)   (119,988)
----------------------------------------------------------
Per Share Earnings . .     (0.001)      (0.00)      (0.16)
  or (Loss)
----------------------------------------------------------
Average Common Shares.  7,981,500   7,981,500   7,480,724
 Outstanding
----------------------------------------------------------



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


Dated:  March  5,  2001

                                FIRST AUTO, INC.


                                       by

                                /s/Kirt W. James
                                  Kirt W. James
                              Sole Officer/Director

                                        5


--------------------------------------------------------------------------------
                             EXHIBIT FQ3A2-11/30/00

                     AMENDED UN-AUDITED FINANCIAL STATEMENTS
                      FOR THE THREE MONTHS AND NINE MONTHS
                             ENDED NOVEMBER 30, 2000
--------------------------------------------------------------------------------

                                 FIRSTAUTO, INC.
                            BALANCE SHEET (UNAUDITED)
                   for the fiscal year ended February 29, 2000
                 and for the nine months ended November 30, 2000

                                                         November 30,    February 29,
                                                            2000            2000
                                                        (unaudited)
--------------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS
Cash . . . . . . . . . . . . . . . . . . . . . . . . .  $       3,329   $       3,329
                                                        -----------------------------
TOTAL CURRENT ASSETS . . . . . . . . . . . . . . . . .          3,329           3,329
TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . .  $       3,329   $       3,329
                                                        =============================

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Accounts payable . . . . . . . . . . . . . . . . . . .  $      16,222   $           0
                                                        -----------------------------
Total Liabilities. . . . . . . . . . . . . . . . . . .  $      16,222   $           0
                                                        -----------------------------
STOCKHOLDERS' EQUITY

Common Stock, $.001 par value; authorized 100,000,000
   shares; issued and outstanding, 7,981,500 shares. .  $       7,982   $       7,982

Additional Paid-In Capital . . . . . . . . . . . . . .        115,335         115,335

Accumulated Equity (Deficit) . . . . . . . . . . . . .       (136,210)       (119,988)
                                                        -----------------------------
Total Stockholders' Equity . . . . . . . . . . . . . .        (12,893)          3,329
                                                        -----------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY . . . . . .  $       3,329   $       3,329
                                                        =============================

  The accompanying notes are an integral part of these financial statements.

                                 FIRSTAUTO, INC.
                      STATEMENTS OF OPERATIONS (UNAUDITED)
                           November 30, 1999 and 2000

                                                                                                    From
                                                                                                Inception on
                              From September    From September   From March      From March      March 24,
                               1, 2000 to.      1, 1999 to       1, 2000 to      24, 1999 to    1999 through
                               November 30,     November 30,    November 30,     November 30,   November 30,
                                   2000             1999           2000            1999             2000
-------------------------------------------------------------------------------------------------------------
Revenues. . . . . . . . .  $             0   $             0  $           0   $           0   $        0
                           ----------------------------------------------------------------------------------
Net Loss from Operations.           11,620               -0-         16,222           6,817      136,210
Net Income (Loss) . . . .         ($11,620)  $             0       ($16,222)        ($6,817)   ($136,210)
                           ==================================================================================
Loss per Share. . . . . .        ($0.00146)  $       0.00000      ($0.00203)      ($0.00099)   ($0.01779)
                           ==================================================================================
Weighted Average
    Shares Outstanding. .        7,981,500         6,981,120      7,981,500       6,895,380    7,655,920
                           ==================================================================================

  The accompanying notes are an integral part of these financial statements.

                                 FIRSTAUTO, INC.
            STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (UNAUDITED) from March 24, 1999 (inception) through February 29, 2000 and for the nine month period ended November 30, 2000

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

                                 FIRSTAUTO, INC.
                       STATEMENTS OF CASH FLOW (UNAUDITED)
                for the periods ended November 30, 1999 and 2000


                                                                       From
                                                                   Inception on
                                     From March    From March        March 24,
                                     1, 2000 to.   24, 1999 to     1999 through
                                    November 30,   November 30,    November 30,
                                       2000           1999             2000
--------------------------------------------------------------------------------
Operating activities

Net Income (Loss) . . . . . . .       ($16,222)        ($6,817)   ($136,210)
Items not effecting cash
     (organization costs) . . .              0           6,817        6,817
                                      --------------------------------------
Net Cash from Operations. . . .        (16,222)            -0-     (129,393)

Cash from financing activities

Cash from sale of common stock.              0          62,500      116,500
Increase in accounts payable. .         16,222               0       16,222

Beginning Cash. . . . . . . . .          3,329               0            0

Ending Cash . . . . . . . . . .  $       3,329   $      62,500   $    3,329
                                 ===========================================

  The accompanying notes are an integral part of these financial statements.

                                 FIRSTAUTO, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                November 30, 2000

NOTES  TO  FINANCIAL  STATEMENTS

FirstAuto, Inc. ("the Company") has elected to omit substantially all footnotes to the financial statements for the nine months ended November 30, 2000, since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Registration Statement filed on Form 10-SB on October 12, 2000.

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

