Form 10KSB
period 2001-02-28
FIRST AUTO INC
filed 2001-05-23
CIK 1098589

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

               [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended February 28, 2001

  [  ]  TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE EXCHANGE ACT

                        Commission File Number:  0-31759

                                First Auto, Inc.
      (Exact name of the small business issuer as specified in its charter)



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

Securities  registered  pursuant  to  Section  12(b)  of  the  Act:         None

Securities  registered  pursuant  to Section 12(g) of the Act:     Common Equity
Voting  Stock

The  following  Securities  are registered pursuant to Section 12(g) of the Act:
7,981,500

As  of  February  28, 2001, 7,981,500  Common shares were issued and outstanding

Issuer's  revenues  for  its  most  recent  fiscal  year  end:  None

There is currently no public trading or market value for our common equity voting stock.

Yes[X] No[] (Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.)

[ ] (Indicate by check mark whether if disclosure of delinquent filers ( 229.405) is not and will not to the best of Registrant's knowledge be contained herein, in definitive proxy or information statements incorporated herein by reference or any amendment hereto.)


Transitional  Small  Business  Disclosure  Format  (check one): yes [ ]   no [X]

Introduction                                                                   3

PART  I                                                                        3

Item  1.  Description  of  Business                                            3
      (b)  Our  Business                                                       3
      (c)  Reverse  Acquisition  Contingency                                   9
      (d)  Voluntary  Reporting  Contingency                                  10

Item  2.  Description  of  Property                                           10

Item  3.  Legal  Proceedings                                                  10

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders         10

PART  II                                                                      11

Item  5.  Market  for  Common  Equity  and  Stockholder  Matters              11
      (a)  Market  Information                                                11
      (b)  Holders                                                            11
      (c)  Dividends                                                          11
      (d)  Sales  of  Unregistered  Common  Stock                             11

Item  6.  Management's  Discussion  and  Analysis  or Plan of Operation       11
      (a)  Plan  of  Operation                                                11
      (b)  Discussion and Analysis of Financial Condition and Results of
           Operations                                                         12

Item  7.  Financial  Statements                                               13
      (a)  Audit  Committee                                                   13
      (b)  Financial  Statements                                              14

Item  8.  Changes  In  and  Disagreements  With  Accountants
          on  Accounting  and  Financial  Disclosure                          14

PART  III                                                                     15

Item  9.  Directors and Executive Officers, Promoters and Control Persons;
          Compliance  with  Section  16(a)  of  the  Exchange  Act            15

Item  10.  Executive  Compensation                                            15

Item  11.  Security Ownership of Certain Beneficial Owners and Management     16

Item  12.  Certain  Relationships  and  Related  Transactions                 17

Item  13.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K   18
      (a)  Exhibits                                                           18
      (b)  Form  8-K  Reports                                                 18
      (c)  Financial  Statements                                              18

                                  INTRODUCTION


                                     PART I


                         ITEM ADESCRIPTION OF BUSINESS.


(1.) HISTORICAL INFORMATION. This Corporation First Auto, Inc. was duly incorporated in Nevada on March 24, 1999, with the intention of initiating a wholesale consumer finance company that will be engaged in purchasing automobile loans from third-party loan generation sources. On March 29, 1999, we issued 6,816,500 Founders Shares, at par value for organizational services, valued at $6,816 to three founders. On that same day, the Officers were empowered and directed to conduct a private placement/limited offering of up to 1,250,000 shares of common stock, at $0.10 per share, to accredited purchasers, and not more than 35 unaccredited purchasers. On June 14, 1999, the offering closed, 1,165,000 shares having been placed and sold to 13 investors, at $0.10 per share, for a total of $165,000. As a result, we have 7,981,500 shares of common stock issued and outstanding.

 (2.) OUR BUSINESS. We intend to become an Internet information destination in the United
States for first-time buyers of new and used vehicles and for consumers seeking information on automotive products and services, such as insurance, financing and warranties. We will utilize the power of the Internet and our ability, through strategic alliances, to aggregate in a single location an extensive network of industry participants and a comprehensive database of automotive information to create an up to date information resource that is targeted to first-time buyers of automobiles. By providing this digital "many-to-many" information center, we bring automobile dealers, other industry participants, such as vendors of automotive products, and services and national advertisers, together with purchase-minded consumers at the moment when these consumers are directly engaged in a search for a first-time automobile or automotive products and services. Currently, we have a registered domain name of www.myfirstauto.net. This site has not been developed but will be upon commencement of operations.

     We intend to provide significant benefits to dealers and other industry participants by enabling them to advertise, interact and transact with first-time buyers in the new and used vehicle market. We will create a network of new and used automotive dealers on our Web site. We intend to provide detailed information of new and used vehicles and links to the manufacturers web sites on our Web site. The selection available to first-time buyers consumers will be targeted to their needs, demographics, and socioeconomic statistics. Through our Web site, consumers will be able to effectively navigate a database of new and used vehicle types in the United States, thereby optimizing their ability to find the vehicle of their choice. We will provide one of the most comprehensive sources of automotive information, including a variety of decision tools, buying and selling tips, vehicle specifications and reviews, vehicle pricing and safety information, as well as assistance with financing, insurance and warranty programs.

     From our web site we will be able to generate leads (potential buyers requesting a phone number, directions or an e-mail address) for dealers that allow them to precisely target purchasers of new and used vehicles in a manner which is more effective than traditional media.

     The management of First Auto, Inc. has designed a business model built upon multiple revenue streams from a variety of industry participants interested in marketing their services to our consumer audience of first-time buyers. We will generate our revenues primarily from advertising, and dealer database sales. A significant portion of our revenues will be recurring in nature. We will focus on creating and maintaining a solid information center on the Internet that will encourage and/or facilitate transactions between first-time car buyers and dealers of new and used vehicles.

      The strategy will be to create a growing our database of new and used vehicle dealers, a database of information regarding the vehicle searching patterns of buyers, and the audience of users of our Web site. We will develop a range of new products and services to enhance the value proposition that we offer to dealers, consumers and vendors of automotive products and services, which may include additional content and vehicle searching features, additional forms of enhanced listings, additional dealer Web site services, additional finance, insurance and aftermarket services and inspection and certification services. We will also implement an aggressive national marketing campaign to enhance the strength of our brand in the first-time auto buying market and to increase consumer and dealer awareness and usage of our Web site and our products and services.

     We will focus on maintaining a diverse and detailed database of new and used car dealers, to attract the target audience of first-time vehicle buyers. We intend to do this by establishing partnerships and other strategic alliances with Internet companies and sites targeted to the same 16-24 years old audience, to enable us link our potential consumers to our site.

     Our primary market of first-time buyers will be teenagers and young adults. Our web site will be informative and educational on the many aspects of buying a first automobile. We intend to educate these buyers as to everything involved in buying, financing, and insuring an automobile. We intend to provide the tools so that a young person can provide to their parents all of the details of that first automotive purchase including total costs, down payments required, monthly payments and insurance costs all based upon comparative shopping.

     The process will develop responsibility and appreciation of what goes into making a major purchase of a vehicle. In addition to the responsibility factor for car buying decisions MYFIRSTAUTO.NET will provide articles on safe driving, how to be a defensive driver, tips on how to keep automotive costs down and real live stories related to driving safely, as well as links to sites for M.A.D.D. (Mothers Against Drunk Driving) and S.A.D.D. (Students Against Drunk Driving).

                               MARKET OPPORTUNITY

      THE MARKET FOR FIRST-TIME AUTOMOBILE PURCHASES AND RELATED SERVICES.

     The global proliferation of vehicles and automotive products and services has served to make the automotive industry a $1 trillion industry in the United States and one of the largest industries in the world. We will focuses on the first-time buyer segment of the automotive industry. Approximately 40 million individuals access the World Wide Web annually. Nearly 20% buy products and services while on-line. Half of all women visiting the web will use it to shop for a new or used car. 24% of all "first time" car buyers obtain ALL of their car shopping information from the Web. Internet statistics provided by O'Reilly & Associates, Jupiter Communications, NetSmart and Nielsen Interactive.

     In the information age, the internet can be an invaluable source of automotive information. This is the fastest way to research different vehicles, locate cars, and do preliminary shopping comparisons. Over 50% of all first-time car buyers do all of their car research on-line. (Actually buying on-line is another matter entirely. Only a very small percentage (less than 5%) of new car purchases are currently completed on-line. Many large corporations, however, are banking that those numbers will increase substantially in the next few years. In the used-car arena a smaller percentage of buyers are utilizing the web, but their numbers are also increasing.) Internet statistics provided by Smart Car Guide.

     The automotive industry spends more money on advertising than any other industry in the United States. A large market also exists for automotive products and services, such as insurance, financing, warranties, parts, repairs and accessories. According to A.M. Best, an insurance research firm, total automobile insurance premiums were approximately $117 billion in 1999. In addition, the U.S. Federal Reserve Board estimates that the automotive consumer credit outstanding totaled approximately $468 billion as of the fourth quarter of 1999, and total sales for automotive parts, repairs and accessories, according to The Automotive Aftermarket Industry Association, exceeded $160 billion in 1999.


  INEFFICIENCIES  OF  TRADITIONAL  FIRST-TIME  AUTO  BUYING  AND SELLING METHODS

     The first-time car buying market has always been prominent but never targeted directly in the manner of providing information, tips, links, reviews and resources available only to the targeted segment. In the past, first-time car buyers relied on the same tools that all car-buyers often over-looking components of car-buying already discovered or known by experienced car buyers. Before the Internet information tools for car-buyers were sparse and specific to each car being purchasing. Although the purchase of a vehicle is one of the largest purchases made by most consumers, consumers historically have not had access in a single, centralized location to the information needed to research and evaluate automotive purchasing decisions. In particular, many consumers express dissatisfaction with the traditional sources of vehicle information, such as newspaper classified advertisements or visits to a dealer, because these individual sources contain only a small percentage of the total universe of vehicles for sale in their local market. As a result, consumers must often make significant purchasing decisions and compromises with limited and incomplete information. At the time of a vehicle purchase, the consumer must also make decisions on, and deal with multiple parties to arrange for, other products and services such as financing, insurance and warranties, often with an insufficient number of options and inadequate available information. First-time car buying was often done with misconceptions and misunderstanding of automobile purchase elements such as leasing, insurance, warranties, taxes and licensing, car features and benefits and fuel and maintenance economics. Now with the Internet and MyFirstAuto.net as tools first-time car buyers can access information on car models, new and used, the manufacturer warranty, fuel and maintenance requirements; financing options, either lease or loan; insurance premiums, discounts, coverage; local taxes and licensing information; and affordability calculators. This will give the consumer all the knowledge necessary to complete a successful automotive purchase.


               THE MY FIRSTAUTO.NET SOLUTION (WWW.MYFIRSTAUTO.NET)

     We believe that by providing a source on the Internet where first-time buyers can meet dealers, negotiate and control their purchase decisions, we have significantly improved the vehicle purchasing process. We will design an on-line marketplace providing dealers, vendors of automotive products and services and national advertisers an effective environment for reaching a specific target audience who have expressed an interest in automotive information by logging onto our Web site. We will create our Web site to provide consumers with a "one-stop" destination that incorporates all aspects of commerce and content related to the process for purchasing new and used vehicles and automotive products and services. We will enable this by facilitating contacts and transactions among dealers, other industry participants and consumers.

  SIGNIFICANT  BENEFITS  TO  DEALERS

     Large On-line Consumer Audience. We will be able to offer dealers an on-line consumer audience of first-time car buyers buy focusing on the increase in visitors per month by advertising on related web sites. Our Web site will provide dealers with access to a much larger and more geographically diverse consumer base than they can find through traditional, locally-oriented advertising and distribution channels.

     Low Cost and Flexible Services. We can provide dealer listings and advertisements in a cost-effective manner. Enhanced listings and other promotional products such as banner advertising can be purchased for various fees which depend on contract terms. According to the NADA, traditional newspaper, radio and television advertisements typically cost a dealer from $250 to $300 per vehicle sold. By using our paid services, this cost frequently ranges from $25 to $100 per vehicle, depending upon which promotional products a dealer selects.

     Wide Range of Listing and Advertising Products. Our Web site will have a goal of creating an extensive target listing of new and used vehicles and advertising products together with our highly effective, customer-driven search tools and functionality facilitate effective presentation and matching of dealers, other automotive vendors and service providers with the desired features and criteria of prospective buyers.

     Open, Non-Exclusive Marketplace. We will act as a neutral intermediary that facilitates the interaction and exchange of information between dealers and potential used vehicle purchasers.

  SIGNIFICANT  BENEFITS  TO  CONSUMERS

     Extensive Marketplace for New and Used Vehicles Targeted to the First-time Buyer. Our Web site will provide an extensive marketplace for new and used vehicles in the United States, we will offer consumers the most comprehensive selection of new and used vehicles in any centralized location. Listings from strategic partners, our open network of dealers, finance companies and insurance companies will enable us to provide consumers across the United States with access to the an on-line selection of new and used vehicles. Consumers will also be able to assemble a comparable amount of information in order to make their first-time purchase of an automobile.

     Convenient and Efficient Shopping Experience. We will design our Web site to provide a "one-stop" shopping environment that can significantly enhance the ongoing relationship between dealers and consumers by allowing consumers to select a new or used vehicle and obtain automotive information conveniently in the privacy of their home or office. We will also create a direct connection between the consumer and the relevant dealer by providing the consumer with contact information such as an e-mail address, telephone number and map with directions. Consumers can obtain on-line access, at no charge, to the comprehensive, up-to-date information on our Web site that they need to make an informed purchase decision. Information about vehicle models and options, dealer costs, safety information, used vehicle values and reviews and articles from trade publications will be collected in a centralized location, providing consumers with an objective, convenient and cost-effective means to make informed purchase decisions.

     Availability of Automotive Products and Services. Traditionally, consumers have been dependent on dealers and third-party vendors for automotive products and services, such as financing, insurance, warranty, automotive parts and repair services. We intend to design our Web site to offer consumers convenient access to and on-line connectivity with a comprehensive range of these services. We will establish strategic partnerships and alliances with on-line companies. Our focus will be to provide a variety of service offerings in a single location the first-time buyer which will improves the consumer's ability to make an automotive purchase and to research and purchase other automotive products and services at the same moment, enhancing a consumer's satisfaction with our service.

  SIGNIFICANT  BENEFITS  TO  OTHER  INDUSTRY  PARTICIPANTS

     Vendors of Automotive Products and Services. We intend to provide vendors of automotive products and services with access to a large and growing number of purchase-minded consumers who, in many instances, may require insurance, financing, warranties, a roadside assistance program or other automotive products and services. Consumers seeking automotive information are also often interested in, or may be specifically researching, information regarding competitive providers for their current automotive products and services. Vendors of automotive products and services can benefit from the ability of our database and software to direct their advertised products to a targeted consumer audience, which may provide them with a competitive advantage and an opportunity to increase their product sales. In many cases, we link our consumers directly to the on-line application forms of our e-commerce partners, which enable them to  capture  immediate  sales  opportunities  and  customer contact information.

     National Advertisers. The advertising available on MYFIRSTAUTO.NET will be targeted to the specific of audience of first-time buyers, national advertisers gain exposure to a targeted group of purchase-minded consumers at the moment when these consumers are directly engaged in a search for information regarding automotive products and services on our Web site. A sales team will established national advertising accounts with companies in the automotive industry.


                             COMPETITIVE ADVANTAGES

  TARGETED  WEB  SITE  AND  SERVICES

     With the specific niche of first-time car buyers we can advertise and provide information directly to our audience. We will enable the consumer to get the information they desire without searching through all other car purchase information that is not targeted to them. As a new Internet company we will be able to face the challenge of establishing the web site by reaching out and advertising to a specific audience.

  STRATEGIC  ALLIANCES

     We intend to create strategic alliances with companies that we will be able to links its on-line services to our consumers which will provide us with a significant competitive advantages.

                                    STRATEGY

     Our objective will be to build and maintain the preeminent on-line marketplace for facilitating transactions between first-time car buyers and sellers and services providers for new and used vehicles. We intend to accomplish this goal by expanding our network of dealers and product information, enhance and broaden services, establish relevant e-commerce offerings and content offerings, and increase brand awareness and consumer traffic.

     An additional service provided by MYFIRSTAUTO.NET will be the "Top Deals Of The Month". On the homepage of the web site we will list the best deals offered by automotive manufacturers targeted to the similar target market of 16-24 year old car buyers. We will also require our web site users to become registered to use certain features and links to pages on the web site. The user registration will also us to obtain the e-mail addresses of our target audience. We intend to generate traffic to the www.myfirstauto.net web site by e-mailing the monthly top deals to our target audience.

                               SALES AND MARKETING

     Management intends to implement our sales and marketing strategy by hiring a experienced team of sales and marketing people to attract new dealers and automotive services providers.

     Management also intends to build the brand name and increase consumer traffic through advertising through similarly targeted web sites and publications.


                                CUSTOMER SERVICE

     Management believes that dedication to customer services is the key to a successful business. We will provide quality customer service to dealers and automotive service providers who list information on our web site.

                                   TECHNOLOGY

     We intend to build a user-friendly, integrated processing system that will be designed and maintained by the hired web-master. The system will maintain the database records, listings of vehicle models, dealerships, manufacturer information, links with our e-commerce partners. The system will provide immediate contact information for finding local dealers and other automotive service providers.

     The operations of our Web site will be available 24 hours a day, seven days a week with occasional short interruptions due to maintenance or system problems, such as power failures or router failures. We will have a web-master and hired service providers for maintenance.

                                   COMPETITION

     The information provided about new and used vehicles, automotive products and services and content offerings competes against a variety of Internet and off line providers. Barriers to entry on the Internet are relatively low; however, no other Web site currently offers our unique blend of vehicle information and reviews, automotive products and services and relevant content offerings to a specific target audience of first-time car buyers. We may face significant competition in the future from new Web sites that offer the same information and services.

  AUTOMOTIVE  ADVERTISING  MEDIA

     The services provided by the MYFIRSTAUTO.NET web site will compete against a number of Web sites that offer both new and used vehicle information and links and a number of Web sites posting electronic classified advertisements. We will also compete with traditional media companies such as print magazines, television and radio stations. Many of these traditional media competitors either alone or as part of a consortium have established or have announced plans to establish on-line sites incorporating their automotive information, however have not established in the target audience will be specific.

  AUTOMOTIVE  PRODUCTS  AND  SERVICES

     Our automotive e-commerce service offerings compete against a variety of Internet and off line automotive companies. There are a number of Web sites that offer automotive products and services, some of which have substantial used vehicle listings and shopping information. We also face competition indirectly from traditional off line stores that offer automotive products and services similar to those found on our Web site.

  CONTENT  OFFERINGS

     Our content offerings compete with both Internet and off line content providers. There are a number of Web sites that provide similar content. In addition, print content providers such as magazines, books and newspapers also provide similar content, however, none are targeted to the specific market of first-time car buyers.

     We believe that the principal competitive factors that will attract dealers, automotive vendors and advertisers will include the volume of our Web site's consumer traffic; awareness of our brand and dealer loyalty; the demographics of our consumers; and the cost effectiveness of advertising on our Web site, including the ability to target advertising to specific audiences.

     We believe that the principal competitive factors that will attract consumers to our Web site will be the breadth and depth of new and used vehicle information; brand awareness and loyalty; ease of use; Web site functionality, responsiveness and information; a positive vehicle shopping experience for the consumer; and the quality of content, other service offerings and customer service.

             INTELLECTUAL PROPERTY, PROPRIETARY RIGHTS AND LICENSES

     We currently do not have any intellectual property, proprietary rights nor licenses. We will enter into confidentiality agreements with our employees and consultants. These confidentiality agreements generally seek to control access to, and distribution of, our technology, documentation and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our information without authorization or to develop similar technology independently. We do not have a licensed trademark but have registered our domain name. Legal standards relating to the validity, enforceability and scope of protection of certain proprietary rights in Internet-related businesses are uncertain and still evolving, and we can give no assurance regarding the future viability of proprietary rights. We also cannot assure you that we will take the steps to prevent misappropriation or infringement of any future proprietary information, which could have a material adverse effect on our business, results of operations and financial condition. Litigation may be necessary in the future to enforce our future intellectual property rights, to protect our trade secrets or trademarks or to determine the validity and scope of the proprietary rights of others. Such litigation might result in substantial costs and diversion of resources and management attention. Furthermore, our business activities may be alleged to infringe upon the proprietary rights of others, and other parties may assert infringement claims against us, including claims that arise from directly or indirectly providing hyperlink text links to Web sites operated by third parties.

                                 PRIVACY POLICY

     We believe that issues relating to privacy and use of personal information relating to Internet users are becoming increasingly important as the Internet and its commercial use increase. We intend to adopt a privacy policy concerning how we use information about our consumer visitors and the extent to which others may have access to this information. We will not sell or rent any personally identifiable information about our consumer visitors to any third party, although we may consider doing so in the future. We will use information about our consumer visitors for internal purposes in order to improve marketing and promotional efforts, to analyze Web site usage statistically and to improve content, product offerings and Web site layout.

                                    EMPLOYEES

     Currently the only employee is the sole officer and director. We intend to hire employees upon launch of operations. When business operations are launched we will need at least one web-master, two to three sales and marketing employees, and two to three in manufacturer and dealer services and at least two for general and administrative. The total number of employees to be hired upon commencement of operations will be approximately seven. In order to launch operations, many services will be employed through outside vendors.

                                  MISCELLANEOUS

 (3.) REVERSE ACQUISITION CONTINGENCY. We are not a candidate for a reverse acquisition transaction. We are committed to the development of our business plan. A mature and businesslike evaluation of our affairs require the consideration of the foreseeable possibility of business failure. Accordingly, this Registration Statement will include a discussion of that contingency, which, although uncertain, and which may not occur. While we have no present plans to engage in Reverse Acquisition transactions, such transactions are possible and forseeable, and for the reason that we are thinly capitalized, and have ambitious plans for a capital intensive business, with no assurance that our capital need will be realized. We feel that additional disclosure regarding such a contingency is appropriate and we provide a discussion and disclosure. This subject is further discussed in Item 2 of this Part, Management's Discussion and Analysis.

 (4.) VOLUNTARY REPORTING CONTINGENCY. We do not anticipate any contingency upon which we would voluntarily cease filing reports with the SEC, even though we may cease to be required to do so. It is in our compelling interest to report our affairs quarterly, annually and currently, as the case may be, generally to provide accessible public information to interested parties, and also specifically to maintain its qualification for the OTCBB, if and when the Issuer's intended application for submission be effective.

(5.) FINANCING PLANS. For more information, please see Item 6 of Part II, Management's Discussion and Analysis.

(6.) GOVERNMENT REGULATION. There are no issues of government regulation unique to this Registrant or its business.

(7.)  PLANNED  ACQUISITIONS.  There  are  no  planned  acquisitions.



                       ITEM B..  DESCRIPTION OF PROPERTY.

     We have no property at the present time. Intrepid International, Ltd., has been engaged to provide corporate consultation and ministerial management services, to coordinate our auditing relationship, and to secure and provide legal and professional services, for us, as well as the non-allocated and non-exclusive use of its offices, and staff. Intrepid bills us on a time/fee basis, at pre-established rates, no less favorable to us that commercially available from other potential providers. Mr. James, our present Sole Interim Officer/Director is an affiliate of Intrepid serving as our management pursuant to this relationship. More information about Intrepid is provided in Item 12 of
Part  III  (Relationships  and  Transactions).


                            ITEM CLEGAL PROCEEDINGS.

     There are no legal proceedings pending, threatened or suspected, by or against our Corporation, as of the preparation of this Report.


           ITEM DSUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

             The Remainder of this Page is Intentionally left Blank

                                     PART II


            ITEM EMARKET FOR COMMON EQUITY AND STOCKHOLDER MATTERS.


 (1.) MARKET INFORMATION. We have one class of securities, Common Voting Equity Shares ( Common Stock ). Our Common Stock is not presently quoted Over-the-Counter on the Bulletin Board ( OTCBB ) or the NQB Pink Sheets or otherwise. To the best of our knowledge and belief, our shares have never traded in brokerage transaction.

 (2.) HOLDERS. Management calculates that the approximate number of holders of the Company's Common Stock, as of February 28, 2001, was 17.

 (3.) DIVIDENDS. We have not paid any cash dividends on our Common Stock, and do not anticipate paying cash dividends on its Common Stock in the next year. We anticipate that any income generated in the foreseeable future will be retained for the development and expansion of our business. Future dividend policy is subject to the discretion of the Board of Directors and will depend upon a number of factors, including future earnings, debt service, capital requirements, business conditions, the financial condition of the Company and other factors that the Board of Directors may deem relevant.

 (4.)  SALES  OF  UNREGISTERED  COMMON  STOCK.  None.


      ITEM F..  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.


 (1.) PLAN OF OPERATION. The plan of operation for the next twelve months is to become trading on the OTCBB (Over-The-Counter Bulletin Board). We are not presently accepted for quotation on OTCBB or NQB Pink Sheets. Our submission is pending. Upon raising sufficient capital we will launch operations.

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

      (A.) CASH REQUIREMENTS AND OF NEED FOR ADDITIONAL FUNDS, TWELVE MONTHS. We expect to require substantial capital formation during the first twelve months of our operations. We cannot state at this time when our operations would launch for the following reasons. We cannot interest knowledgeable investors until our common stock can be quoted on the OTCBB. We cannot achieve quotation of our common stock until and unless this 1934 Registration of our common stock is effective and clear of comments by the staff of the Securities and Exchange Commission. We would expect our principal shareholder to provide interim funding until such time as we can attract investors. Realistically, we would require $1,000,000 to launch. We would expect to require an additional $1,000,000 to sustain us in operations for the first twelve months. Accordingly, we expect to require an additional $1,000,000 for the first twelve months of operation. We would need to interest knowledgeable investors to fund our initial launch, and would expect to raise that first $2,000,000 by the sale of common stock. It is possible that with a successful first funding and launch of operations, we would be able to secure interim loan financing to enable us to expand our business sufficiently to make further capital formation more attractive to investors.

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

      (B.)  SUMMARY  OF  PRODUCT  RESEARCH  AND  DEVELOPMENT.  None.

      (C.)  EXPECTED  PURCHASE OR SALE OF PLANT AND SIGNIFICANT EQUIPMENT. None.

      (D.) EXPECTED SIGNIFICANT CHANGE IN THE NUMBER OF EMPLOYEES. None for the present. Following launch of operations, we would expect to require a staff of employees. The number required would grow as our operations might grow.

 (2.)  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      (A.)  FINANCIAL  CONDITION.  Our balance sheet is substantially unchanged.


Balance Sheet: . . . . . . .     February 28    February 29
Selected Information . . . .       2001            2000
----------------------------  -------------  -------------
Cash and Equivalents . . . .  $      3,329   $      3,329
----------------------------  -------------  -------------
Current Assets . . . . . . .         3,329          3,329
----------------------------  -------------  -------------
Total Assets . . . . . . . .         3,329          3,329
                              =============  =============
Accounts Payable . . . . . .        23,132              0
                              -------------  -------------
Total Liabilities. . . . . .        23,132              0
Common Stock . . . . . . . .         7,982          7,982
Paid-in Capital. . . . . . .       115,335        115,335
----------------------------  -------------  -------------
Accumulated Deficit. . . . .      (143,120)      (119,988)
----------------------------  -------------  -------------
Total Equity . . . . . . . .       (19,803)         3,329
----------------------------  -------------  -------------
Total Liabilities and Equity         3,329          3,329
                              =============  =============


     Our independent auditor has indicated the following material information in notes to our financial statements: (Note 2-Going Concern) The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is dependent upon raising capital to continue operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. It is management's plan to raise capital in order to define their business operations, thus creating necessary operating revenues. (Note 3-Development Stage Company) The Company is a development stage company as defined in Financial Accounting Standards Board Statement 7. It is concentrating substantially all of its efforts in raising capital and developing its business operations in order to generate operating revenues.

      (B.) OPERATIONS AND RESULTS FOR THE PAST TWO FISCAL YEARS. We have not launched operations since our inception on March 24, 1999, and have no operating history. Our activities have been organizational, and have focused on seeing our corporation audited and this 1934 Act Registration Statement prepared, and most recently, submission for quotation over the counter. We have enjoyed no revenues since inception.

                                                                         Inception
                                         For the Years   For the Years   March 24,
                                            Ended.          Ended          1999
                                         February 28.    February 29         To
                                            2001            2000        February 28
 Operations. . . . . . . . . . . . .                                       2001
 Selected Information
Revenues:. . . . . . . . . . . . . .  $            0   $            0   $          0
                                      ---------------  ---------------  -------------
 Total Revenues. . . . . . . . . . .               0                0              0
-------------------------------------------------------------------------------------
General & Administrative . . . . . .         (23,132)        (119,988)      (143,120)
                                      ---------------  ---------------  -------------
 Total Expenses. . . . . . . . . . .         (23,132)        (119,988)      (143,120)
-------------------------------------------------------------------------------------
Net (Loss) . . . . . . . . . . . . .         (23,132)        (119,988)      (143,120)
=====================================================================================
Net Loss per share . . . . . . . . .            (.00)            (.02)          (.02)
=====================================================================================
Weighted average shares outstanding.       7,981,500        7,480,724      7,790,864


      (C.) FUTURE PROSPECTS. We have disclosed an ambitious business plan. There can be no assurance that our plan will succeed in whole or in part. We may not be able to achieve our funding requirements. Even if substantial funding proves available, there is no assurance that our business will prove competitive or profitable. Our business may fail for any number of possible unforeseen contingencies. Start-up ventures such as ours are inherently speculative and fraught with risks of business failure. While management believes that its plan contains the strategy for success, the road to failure is filled with good intentions and missed opportunities. Caution must be expressed at this early stage of our development, that we may be disappointed in our expectations.

                         ITEM G..  FINANCIAL STATEMENTS.


 (1.) AUDIT COMMITTEE. The Audit Committee of this Corporation for this fiscal year consists of the our Board of Directors. Management is responsible for our internal controls and the financial reporting process. Our independent auditors are responsible for performing an independent audit of our financial statements in accordance with generally accepted accounting standards and to issue a report thereon. It is the responsibility of our Board of Directors to monitor and oversee these processes. In this context the Committee has met and held discussions with management and the independent accountants. Management recommended to the Committee that our financial statements were prepared in accordance with generally accepted accounting principles, and the Committee has reviewed and discussed the financial statements with Management and such independent accountants, matters required to be discussed by Statement on Auditing Standards No. 61 (Communication with Audit Committees). Our independent accountants also provided to the Committee the written disclosures required by Independence Board Standard No. 1 (Independent Discussions with Audit Committees), and the Committee discussed with the independent accountants that firm's independence.

     Based upon the Committee's discussions, and review, of the foregoing, the Committee recommended that our audited financial statements in our Annual Report on Form 10-KSB for the year ended February 28, 2001 be included and filed with the Securities and Exchange Commission.


 (2.) FINANCIAL STATEMENTS. Audited Financial Statements for years ended February 28, 2001, February 29, 2000, and from inception, are provided as Exhibit AFK-00, attached hereto, filed herewith and incorporated herein by this reference as though fully set forth herein. Our Balance Sheet and Statement of Operations have been substantially reproduced in the preceding Item 6 and discussed therein.


             ITEM H..  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.


             The Remainder of this Page is Intentionally left Blank

                                    PART III


     ITEM IDIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

     Kirt W. James (age 42), Intrepid's Principal Officer and Owner, has a lifelong background in marketing and sales. From 1972 to 1987, Mr. James was responsible for sales and business administrative matters for Glade N. James
Sales Co., Inc. and from 1987 to 1990 Mr. James built retail markets for American International Medical Supply Co., a publicly traded company. In 1990 he formed and became President of HJS Financial Services, Inc., and was responsible for the day to day business operations of the firm as well as consultation with Clients concerning their business and Product Development. He remains the President and Sole Shareholder of HJS, which is presently substantially inactive. During the past five years Mr. James has been involved in the valuation of private companies for internal purposes, and as a consultant to private companies engaged in the private sale and acquisition of other private businesses. He has also assisted private and public companies in planning for entry into the public market place. Mr. James is not and has never been a broker-dealer. He has acted primarily as consultant, and in some cases has served as an interim officer and director of public companies in their development stage.

     Currently, Mr. James is an Officer/Director of Oasis Entertainment Corporation (a private corporation currently involved in the promotion of entertainment projects. Mr. James is a principal officer and entrepreneur with respect to this corporation. This corporation never made any offerings or received any investors money. Its shares have never traded publicly or privately); Oasis Entertainment's 4th Movie Project, Inc. (a corporation engaged in the production of and investment in entertainment projects. It is actively engaged in business. Its shares have never traded;) EditWorks, Ltd. (incorporated in the State of Nevada on August 20, 1998, for the purpose of establishing a computer aided, post-production editing service for various media businesses. It is an active operating company. This company trades actively on the OTCBB;) North American Security & Fire (an operating company, in the business of fire prevention, and the installation of alarm and security systems. This company is not currently quoted on the OTCBB or NQB Pink sheets, and its shares are not trading;) DP Charters, Inc. (a business venture incorporated in Nevada on December 18, 1997 with the intention of initiating a charter yacht service from the Dana Point Harbor, Orange County, California. The Issuer later expanded its business plan to include the organization of SCUBA dive tours at various world locations. It is now investigating the possibility of new capital formation, following its 1934 Act Registration;).

     During the past five years, Mr. James has served as and officer or director of the following public, or semi-public companies. Earth Industries, Inc.; BBB-Huntor Associates, Inc. (HomeTeach.com); NSJ Mortgage Capital Corporation, Inc.; Market Formulation & Research; PNG Ventures, Inc. (Paper Computer.com, Inc.); and Last Company Clothing, Inc. (MIVI Biomedical, Inc.).


                         ITEM JEXECUTIVE COMPENSATION.

     No direct compensation or plan of compensation has been made, accrued or adopted for Officers or Directors. Management believes that our financial statements accurately reflect the true cost of doing business, because our management services are billed to us on a time-fee basis by Intrepid International, Ltd. A summary of Intrepid's billings and payments to Intrepid are provided and disclosed as follows.

date. . . .      fees        costs      total      (paid)     balance
----------------------------------------------------------------------
9/21/99 . .  $ 6,218.75  $  330.00   6,548.75  $    60,000  -53,451.25
1/31/00 . .    7,536.25     324.64   7,860.89       10,000  -55,590.36
4/4/00. . .      600.00     373.00     973.00            0  -54,617.36
5/31/00 . .      197.50       6.72     204.22            0  -54,413.14
7/12/00 . .     3,902.5        410   4,312.50            0  -50,100.64
12/8/00 . .    8,565.00   3,054.64  11,619.64            0  -38,481.00
12/31/00. .    1,444.45   2,077.80   3,522.25            0  -34,958.75
4/12/01 . .    2,261.80     704.64   2,966.44            0  -31,992.31
5/10/01 . .   55.124.31          0  55,124.31            0   23,132.00
Subsequent:   85,850.56   7,281.44  93,132.00    70,000.00
           ===============================================


     Please refer to Item 12 of this Part III, Relationships and Transactions, for more information and disclosure about Intrepid International, Ltd.


     ITEM KSECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

 (1.) SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS. To the best of our knowledge and belief the following disclosure presents the total security ownership of all persons, entities and groups, known to or discoverable by us, to be the beneficial owner or owners of more than five percent of any voting class of our common stock. Please refer to explanatory notes if any, for clarification or additional information. We have only one class of stock; namely Common Stock.

                                  COMMON STOCK
                              OWNERS OF 5% OR MORE
--------------------------------------------------------------------------------
                                                               Actual
  Name  and  Address  of  Beneficial  Owner                   Ownership      %
--------------------------------------------------------------------------------
Quicksilver Development S.A.                                  6,750,000    84.57
PO  Box  8807 Panama  5,  Panama.
--------------------------------------------------------------------------------
(1) Quicksilver Development S.A. officers with dispositive control are Leopoldo Kennion Guerrero (President), Nixia Aurora Zerna (secretary) and Rodolfo Batista (treasurer). In connection with the retirement of Mr. Sifford, on October 2, 2000, Polyandrous Trading Group transferred and divested its 6,750,000 affiliate control shares to Quicksilver Development S.A., at par value. Neither Quicksilver Development S.A., nor any affiliate of Quicksilver Development S.A., is an affiliate of Mr. James, Mr. Sifford or Intrepid International Ltd.


 (2.) SECURITY OWNERSHIP OF MANAGEMENT. To the best of Registrant's knowledge and belief the following disclosure presents the total beneficial security ownership of all Directors and Nominees, naming them, and by all Officers and Directors as a group, without naming them, of Registrant, known to or discoverable by Registrant. More than one person, entity or group could be beneficially interested in the same securities, so that the total of all percentages may accordingly exceed one hundred percent of some or any classes. Please refer to explanatory notes if any, for clarification or additional information.

                                  COMMON STOCK
                             OFFICERS AND DIRECTORS

------------------------------------------------
Name and Address of Beneficial Owner.    Actual
                                       Ownership
------------------------------------------------
Kirt W. James (2) . . . . . . . . . .        -0-
PMB 318  Sole Officer/Director
24843 Del Prado
Dana Point, CA 92629
------------------------------------------------


(2) Mr. James is not an affiliate by reason of share ownership. His services are provided by our principal consultant of which he is an Officer. Please see Item 12 following.



            ITEM L..  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Our principal consultant, Intrepid International, Ltd. is a provider of corporate services to us and bills us regularly on a time-fee basis no less favorable to us that could be obtained commercially from unrelated third parties. Intrepid does not provide services for commissions based upon the success or failure of any corporate program, and Intrepid is not a fund-raiser or a source of capital financing. The principal focus and benefit of the services offered by Intrepid are not its client's capital formation nor fund raising activities, but the refinement of client's business plan, analysis of its corporate structure, evaluation of its current filing status and filing responsibilities, currency and accuracy of financial information and auditability or status of current and past audits and audit procedures, to assist managers in making the conceptual and procedural transitions imposed upon Officers and Directors, with respect to shareholders, shareholder rights, and maintenance of the kinds current public information necessary to position a company to consider public trading of its existing securities, and to maintain its impeccability as a publicly trading company if and when its securities are exposed to the public markets. Accordingly, the mission of Intrepid is to assist us in avoiding costly mistakes and pitfalls in corporate management, going public, being public, and in handling the various different relationships with professionals and the public which are appropriate, practical, efficient and cost-effective in managing ourself as a public corporation.

     Kirt W. James, and J. Dan Sifford, Jr., are or were the executive officers of Intrepid. Mr. James is presently our sole officer and director. His services, and all management services are presently provided as a part of Intrepid's services and billings. Mr. Sifford is a former officer. Mr. Sifford is the principal of Polyandrous Trading Group, our original and former nominal principal shareholder. In connection with the retirement of Mr. Sifford, on October 2, 2000, Polyandrous Trading Group transferred and divested its 6,750,000 affiliate control shares to Quicksilver Development S.A., at par value. Neither Quicksilver Development S.A., nor any affiliate of Quicksilver Development S.A., is an affiliate of Mr. James, Mr. Sifford or Intrepid International Ltd.

     For information about Intrepid's billings, please see Item 10 of this Part III, Executive Compensation.

     ITEM  MEXHIBITS,  FINANCIAL  STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.


 (1.)  EXHIBITS.  The  following  exhibits  may be found as exhibits to our Form
10-SB

--------------------------------------------------------------------------------
              TABLE CATEGORY EXHIBIT TABLE # DESCRIPTION OF EXHIBIT
--------------------------------------------------------------------------------
            [3] Articles/Certificates of Incorporation, and By-Laws
--------------------------------------------------------------------------------
          (3.1)  Articles  of  Incorporation
          (3.2)  By-Laws
--------------------------------------------------------------------------------
                            [10] Material Contracts
--------------------------------------------------------------------------------
         (10.1)  Intrepid International Financial Services Consulting Agreement
--------------------------------------------------------------------------------


 (2.)  FORM  8-K  REPORTS.  None.


 (3.) FINANCIAL STATEMENTS. Audited Financial Statements for the years ended February 28, 2001, and February 29, 2000, and from inception. Please see Exhibit AFK-01.


                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the individual capacities and on the date indicated.

Dated:  May  22,  2001.

                                FIRST AUTO, INC.


                                       by

                                /s/Kirt W. James
                                  Kirt W. James
                              Sole Officer/Director

                                       19


--------------------------------------------------------------------------------
                                 EXHIBIT AFK-01

                          AUDITED FINANCIAL STATEMENTS
                               FOR THE YEARS ENDED

                      FEBRUARY 28, 2001, FEBRUARY 29, 2000,
                               AND FROM INCEPTION
--------------------------------------------------------------------------------

                                       20


--------------------------------------------------------------------------------
                                FIRST AUTO, INC.
                          (A Development Stage Company)
                              Financial Statements
                     February 28, 2001 and February 29, 2000
--------------------------------------------------------------------------------

                                       21


                                    CONTENTS

Independent  Auditors'  Report

Balance  Sheet

Statements  of  Operations

Statements  of  Stockholders'  Equity

Statements  of  Cash  Flows

Notes  to  the  Financial  Statements

                          Independent Auditors' Report

To  the  Board  of  Directors
and  Stockholders  of
First  Auto,  Inc.

We have audited the accompanying balance sheet of First Auto, Inc. (a development stage company) (a Nevada corporation) as of February 28, 2001 and February 29, 2000 and the related statements of operations, stockholders' equity and cash flows for the years then ended and from inception on March 24, 1999 through February 28, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First Auto, Inc. as of February 28, 2001 and February 29, 2000 and the results of its operations and cash flows for the years then ended and from inception on March 24, 1999 through February 28, 2001 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has little operating capital, no revenues and is dependent on financing to continue operations. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in the Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Chisholm & Associates
Chisholm & Associates
Salt  Lake  City,  Utah
May  10,  2001

                                FIRST AUTO, INC.
                          (A Development Stage Company)
                                 Balance Sheets


                                     February  28,        February  29,
                                          2001               2000
-------------------------------------------------------------------------
ASSETS

Current  Assets
    Cash                               $     3,329          $     3,329
      Total  Current  Assets                 3,329                3,329
                                       ---------------------------------
      Total  Assets                    $     3,329          $     3,329
                                       =================================
LIABILITIES  &  STOCKHOLDERS'  EQUITY

Current  Liabilities                   $    23,132          $         0
                                       ---------------------------------
        Total  Liabilities             $    23,132          $         0
                                       ---------------------------------
Stockholders'  Equity

Common  stock,  par  value  $.001;  100,000,000
shares  authorized,  7,981,500  shares  issued
and  outstanding                             7,982               7,982
Additional  paid-in  capital               115,335             115,335
Deficit accumulated during
the development stage                     (143,120)           (119,988)
                                       ---------------------------------
        Total  Stockholders'  Equity       (19,803)              3,329
                                       ---------------------------------
Total Liabilities and
Stockholders' Equity                   $     3,329          $    3,329
                                       =================================

  The accompanying notes are an integral part of these Financial Statements

                                FIRST AUTO, INC.
                          (A Development Stage Company)
                            Statements of Operations

                                                                                  From
                                                                             inception  on
                                     For  the  Year     For  the  Year          March  24,
                                         Ended             Ended                1999  to
                                     February  28       February  29          February  28
                                         2001               2000                  2001
--------------------------------------------------------------------------------------------
Revenue                              $            0     $              0      $           0
                                     -------------------------------------------------------
Expenses
   General  &  Administrative                23,132              119,988            143,120
                                     -------------------------------------------------------
Net  income  (loss)                  $      (23,132)    $       (119,988)     $    (143,120)
                                     =======================================================
Net  income  (loss)  per  share      $         (.00)    $           (.02)     $        (.02)
                                     =======================================================
Weighted  average
     Outstanding  shares                  7,981,500            7,480,724          7,790,864
                                     =======================================================

  The accompanying notes are an integral part of these Financial Statements

                                FIRST AUTO, INC.
                          (A Development Stage Company)
                       Statements of Stockholders' Equity
                    For the Period March 24, 1999 (Inception)
                            through February 28, 2001

                                                                          Deficit
                                                                        Accumulated
                                                        Additional       During  the
                                Common  Stock             Paid-In       Development
                           Shares           Amount        Capital          Stage
------------------------------------------------------------------------------------
Balance at inception
March 24, 1999                   0     $         0   $           0  $           0

Common stock issued for services
at $.001 per share       6,816,500           6,817               0              0

Common stock issued for cash
at $.10 per share        1,165,000           1,165         115,335              0

Net Loss for the year ended
February 29, 2000                0               0               0       (119,988)
                        ----------------------------------------------------------
Balance
February 29, 2000        7,981,500           7,982         115,335       (119,988)

Net Loss for the year ended
February  28,  2001              0               0               0        (23,132)
                        ----------------------------------------------------------
Balance
February 28, 2001        7,981,500      $    7,982   $     115,335  $    (143,120)
                        ==========================================================

  The accompanying notes are an integral part of these Financial Statements

                                FIRST AUTO, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows

                                                                          From
                                                                       Inception
                                For the Year     For the Year         March  24,
                                    Ended            Ended              1999  to
                                 February 28      February 29         February 28
                                    2001             2000                 2001
----------------------------------------------------------------------------------
Cash  Flow  Used  By  Operations:
Net  Loss                          $  (23,132)     $  (119,988)     $  (143,120)
                                  ----------------------------------------------
Adjustment  to  reconcile  net  loss  to
net  cash  used  by  Operations:
Stock  issued  for  services                0            6,817            6,817
Increase in Payables-Related Party     23,132                0           23,132
                                  ----------------------------------------------
Net  Cash  Flows  Used  in
   Operating  Activities                    0         (113,171)        (113,171)
                                  ----------------------------------------------
Cash Flow Used For Investing Activities     0                0                0
                                  ----------------------------------------------
Cash  Flow  From  Financing  Activities
     Shares  issued  for  cash              0          116,500          116,500
                                  ----------------------------------------------
Increase  (Decrease)  in  Cash              0            3,329            3,329

Cash-Beginning  of  Period              3,329                0                0
                                  ----------------------------------------------
Cash-End  of  Period              $     3,329      $     3,329      $     3,329
                                  ==============================================
Supplemental  Cash  Flow  Information:
Cash  Paid  for:
     Interest                     $         0      $         0      $         0
     Taxes                        $         0      $         0      $         0

  The accompanying notes are an integral part of these Financial Statements

Non-Cash  Financing  Activities

     The Company issued 6,816,500 shares of common stock for organization costs. These costs were valued at $6,817 and expensed in 1999.

                                FIRST AUTO, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                     February 28, 2001 and February 29, 2000

NOTE 1-SIGNIFICANT ACCOUNTING POLICIES

     a.  Organization

       First Auto, Inc. ("the Company") was incorporated under the laws of the State of Nevada on March 24, 1999. The Company intends to establish a wholesale consumer finance company that will be engaged in the business of purchasing automobile loans from third party loan generation sources, then bundling, in traunches, of one million dollars, and then reselling the bundles (without recourse), secured primarily by first liens on the automobiles.

     b.  Accounting  Method

     The Company recognizes income and expenses on the accrual basis of accounting.

     c.  Earnings  (Loss)  Per  Share

     The computation of earnings per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements.

                                    Income  (loss)      Shares         Per-Share
                                     (Numerator)     (Denominator)      Amount
--------------------------------------------------------------------------------
For the year ended
February 28, 2001:
Income (loss) from operations     $   (23,132)
                                 --------------
Basic  EPS
Income  (loss)  to  common
stockholders                      $   (23,132)         7,981,500     $    (.00)
                                  ==============================================
For  the  year  ended
February  29,  2000:
Income (loss) from operations     $  (119,988)
                                 -------------
Basic  EPS
Income  (loss)  to  common
stockholders                      $  (119,988)        7,480,724     $     (.02)
                                  ==============================================
From  inception  on  March  24,
1999  to  February  28,  2001:
Income (loss) from operations     $  (143,120)
                                 --------------
Basic  EPS
Income  (loss)  to  common
stockholders                      $  (143,120)        7,790,864     $     (.02)
                                  ==============================================

     d.  Cash  and  Cash  Equivalents

     The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.

                                FIRST AUTO, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                     February 28, 2001 and February 29, 2000

NOTE  1  -  SIGNIFICANT  ACCOUNTING  POLICIES  (continued)

     e.  Provision  for  Income  Taxes

     No provision for income taxes has been recorded due to net operating loss carryforwards totaling approximately $143,120 that will be offset against future taxable income. These NOL carryforwards begin to expire in the year 2020. No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater change the carryforward will expire unused.

    Deferred tax assets and the valuation account is as follows at February 28, 2001 and February 29, 2000:
                                 February  28,         February  29
     Deferred  tax  asset:           2001                  2000
        NOL  carrryforward      $     48,700     $      30,045
     Valuation  allowance            (48,700)          (30,045)
                                -------------------------------
     Total                      $          0     $           0
                                ===============================

     f.  Organization  Cost

     The Company incurred $6,817 of organization costs in 1999. These costs, which were paid by shareholders of the Company were exchanged for 6,816,500 shares of common stock. These costs were expensed in 1999 and will be recovered only if, the Company is able to generate positive cash flow from operations.

NOTE  2  -  GOING  CONCERN

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is dependent upon raising capital to continue operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. It is management's plan to raise capital in order to define their business operations, thus creating necessary operating revenue.

NOTE  3  -  DEVELOPMENT  STAGE  COMPANY

     The Company is a development stage company as defined in Financial Accounting Standards Board Statement No. 7. It is concentrating substantially all of its efforts in raising capital and developing its business operations in order to generate significant revenues.

NOTE  4-  RELATED  PARTY

     During 2000 and 1999, the Company paid $119,988 for professional fees to a corporation affiliated with a major shareholder, Polyandrous Trading Group. At February 28, 2001 the Company had a balance due to this related party of $23,132.

