Form 10QSB
period 2001-05-31
FIRST AUTO INC
filed 2001-06-01
CIK 1098589

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

              [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the Quarter ended May 31, 2001

                        Commission File Number:  0-31759

                                FIRST AUTO, INC.

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


As of May 31, 2001, the number of shares outstanding of the Registrant's Common Stock was 7,981,500.


Transitional  Small  Business  Disclosure  Format  (check one): yes [ ]   no [X]


                          PART I: FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS.

     The financial statements, for the three months ended May 31, 2001, included herein have been prepared by the Company, without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnotes disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information not misleading.

        The  Remainder  of  this  Page  is  Intentionally  left  Blank

                                        FIRSTAUTO, INC.
                                         BALANCE SHEETS
                                  February 28 and May 31, 2001

                                                         May 31,         February 29,
                                                          2001               2001
                                                          (unaudited)
                                    ASSETS

CURRENT ASSETS

    Cash . . . . . . . . . . . . . . . . . . . . . . . .  $       629   $   3,329
    Accounts Receivable. . . . . . . . . . . . . . . . .        4,400           0
                                                          ------------
TOTAL CURRENT ASSETS . . . . . . . . . . . . . . . . . .        5,029       3,329
TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . . .  $     5,029   $   3,329
                                                          ============  ==========

      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
  Accounts payable . . . . . . . . . . . . . . . . . . .  $    24,832   $  23,132
                                                          ------------  ----------
Total Liabilities. . . . . . . . . . . . . . . . . . . .  $    24,832   $  23,132
                                                          ------------  ----------
STOCKHOLDERS' EQUITY
  Common Stock, $.001 par value; authorized 100,000,000
     shares; issued and outstanding, 7,981,500 shares. .        7,982   $   7,982
  Additional Paid-In Capital . . . . . . . . . . . . . .      115,335     115,335
  Accumulated Equity (Deficit) . . . . . . . . . . . . .     (143,120)   (143,120)
                                                          ------------  ----------
Total Stockholders' Equity . . . . . . . . . . . . . . .      (19,803)    (19,803)
                                                          ------------  ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY . . . . . . .  $     5,029   $   3,329
                                                          ============  ==========

                          The accompanying notes are an integral part
                                 of these financial statements.

                                                     FIRSTAUTO, INC.
                                          STATEMENTS OF OPERATIONS (UNAUDITED)
                                                  May 31, 2000 and 2001

                                                          From
                                                      Inception on
                          From March     From March     March 24,
                          1, 2001 to     1, 2000 to   1999 through
                             May 31,       May 31,      May 31,
                              2001         2000         2001
                           -----------  -----------  -----------
Revenues. . . . . . . . .  $      -0-   $      -0-   $      -0-
                           -----------  -----------  -----------
Net Loss from Operations.           0          361      119,988
Net Income (Loss) . . . .  $        0   $     (361)  $ (119,988)
                           ===========  ===========  ===========
Loss per Share. . . . . .  $ (0.00000)  $ (0.00005)  $ (0.01567)
                           ===========  ===========  ===========
Weighted Average
    Shares Outstanding. .   7,981,500    7,981,500    7,655,920
                           ===========  ===========  ===========

                 The accompanying notes are an integral
                    Part of these financial statements.

                                           FIRSTAUTO, INC.
                                 STATEMENTS OF CASH FLOW (UNAUDITED)
                                        May 31, 2000 and 2001

                                                                  From
                                                              Inception on
                                      From March  From March     March 24,
                                      1, 2001 to  1, 2000 to  1999 through
                                        May 31,    May 31,       May 31,
                                          2001     2000            2001
                                        --------  -------  ----------
Operating activities
  Net Income (Loss). . . . . . . . . .  $     0   $ (361)  $(143,120)
  Items not effecting cash
    Stock issued for services. . . . .        0        0       6,817
    (Increase) in accounts receivable.   (4,400)       0      (4,400)
    Increase in accounts payable . . .    1,700      361      24,832
                                        --------  -------  ----------
Net Cash from Operations . . . . . . .   (2,700)       0    (115,871)
                                        --------  -------  ----------
Cash from financing activities
  Cash from sale of common stock . . .        0        0     116,500
                                        --------  -------  ----------
Increase (Decrease) in Cash. . . . . .   (2,700)       0         629
Beginning Cash . . . . . . . . . . . .    3,329    3,329           0
Ending Cash. . . . . . . . . . . . . .  $   629   $3,329   $     629
                                        ========  =======  ==========

                 The accompanying notes are an integral
                    Part of these financial statements.

                                           FIRSTAUTO, INC.
                      STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (UNAUDITED)
                      from March 24, 1999 (inception) through February 29, 2000
                                for the year ended February 28, 2001
                                  and the period ended May 31, 2001

                                                                            Accumulated
                                                   Additional              Total Stock-
                                    Common    Par    Paid-In    Equity   holders' Equity
                                    Stock    Value   Capital   (Deficit)   (Deficit)
                                  ---------  ------  --------  ----------  ----------
Common Stock issued at inception  6,816,500  $6,817  $      0  $       0   $   6,817
Sale of Common Stock . . . . . .  1,165,000   1,165   115,335          0           0
Net (loss) during year ended
    February 29, 2000. . . . . .          0       0         0   (119,988)          0
Balance at February 29, 2000 . .  7,981,500  $7,982  $115,335  $(119,988)  $   3,329
Net (loss) during period ended
    February 28, 2001. . . . . .          0       0         0    (23,132)          0
Balance at February 28, 2001 . .  7,981,500  $7,982  $115,335  $(143,120)  $ (19,803)
Net (loss) during period ended
    May 31, 2001 . . . . . . . .          0       0         0          0           0
Balance at May 31, 2001. . . . .  7,981,500  $7,982  $115,335  $(143,120)  $ (19,803)

                          The accompanying notes are an integral part
                                 of these financial statements.

                                 FIRSTAUTO, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                  May 31, 2001

NOTES  TO  FINANCIAL  STATEMENTS

FirstAuto, Inc. ("the Company") has elected to omit substantially all footnotes to the financial statements for the three months ended May 31, 2001, since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on Form 10-KSB for the Fiscal year ended February 28, 2001.

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

              ITEM 2. DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.


 (A) PLAN OF OPERATION. The plan of operation for the next twelve months is to become trading on an exchange, NQB Pink Sheets and then OTCBB, become a full-reporting company, and raise capital through a registered offering. Upon raising sufficient capital we will launch operations. We are not presently accepted for quotation on OTCBB or NQB Pink Sheets. Our submission is pending.

     The first stage of operations will be to develop the details and structure of our projected web site and how the services will be provided to the target audience and the dealers, vendors and advertisers. The second stage will be to establish e-commerce partners for links for automotive service providers such as insurance, warranties, and financing and to create a database of vehicle information, contact information for dealers, and links to auto manufacturer sites for further vehicle descriptions. The third stage is to obtain initial web advertising on various search engines and other high traffic Internet sites.
Within six to eight months after receipt of capital from the registered offering, we will be able to roll-out the web site and advertising campaign and begin full operation.

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

 (B) DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. We have enjoyed no revenues since inception. We had no expenses during this reporting quarter.

 (C) FUTURE PROSPECTS. We have disclosed an ambitious business plan. There can be no assurance that our plan will succeed in whole or in part. We may not be able to achieve our funding requirements. Even if substantial funding proves available, there is no assurance that our business will prove competitive or profitable. Our business may fail for any number of possible unforeseen contingencies. Start-up ventures such as ours are inherently speculative and fraught with risks of business failure. While management believes that its plan contains the strategy for success, the road to failure is filled with good intentions and missed opportunities. Caution must be expressed at this early stage of our development, that we may be disappointed in our expectations.


                           PART II: OTHER INFORMATION


ITEM  1.  LEGAL  PROCEEDINGS.  None

ITEM  2.  CHANGE  IN  SECURITIES.  None

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES.  None

ITEM  4.  SUBMISSION  OF  MATTERS  TO  VOTE  OF  SECURITY  HOLDERS.  None

ITEM  5.  OTHER  INFORMATION.  None

ITEM  6.   REPORTS  ON  FORM  8-K.  None

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-Q Report for the Quarter ended May 31, 2001, has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.


Dated:  June  1,  2001

                                FIRST AUTO, INC.


                                       by

                                /s/Kirt W. James
                                  Kirt W. James
                             Sole  Officer/Director
                                        8