Form 10QSB
period 2001-08-31
FIRST AUTO INC
filed 2001-10-17
CIK 1098589

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

              [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter ended August 31, 2001

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

Registrant's  telephone  number,  including  area  code:            949-487-7295


As of August 31, 2001, the number of shares outstanding of the Registrant's Common Stock was 7,981,500.


Transitional  Small  Business  Disclosure  Format  (check one): yes [ ]   no [X]


                          PART I: FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS.

     The financial statements, for the three and six months ended August 31, 2001, included herein have been prepared by the Company, without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnotes disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information not misleading.

             The Remainder of this Page is Intentionally left Blank

                                FIRSTAUTO, INC.
                                 BALANCE SHEETS
                        February 28 and August 31, 2001

                                                          August 31,     February 28,
                                                             2001           2001
                                                          (unaudited)
-------------------------------------------------------------------------------------
             ASSETS

CURRENT ASSETS

    Cash . . . . . . . . . . . . . . . . . . . . . . . .  $       607   $   3,329
    Accounts Receivable. . . . . . . . . . . . . . . . .        4,400           0
                                                          ------------------------
TOTAL CURRENT ASSETS . . . . . . . . . . . . . . . . . .        5,007       3,329

TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . . .  $     5,007   $   3,329
                                                          ============  ==========

      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

  Accounts payable . . . . . . . . . . . . . . . . . . .  $    38,870   $  23,132
                                                          ------------  ----------
Total Liabilities. . . . . . . . . . . . . . . . . . . .  $    38,870   $  23,132
                                                          ------------  ----------

STOCKHOLDERS' EQUITY

  Common Stock, $.001 par value; authorized 100,000,000
     shares; issued and outstanding, 7,981,500 shares. .        8,282   $   7,982
  Additional Paid-In Capital . . . . . . . . . . . . . .      115,035     115,335
  Accumulated Equity (Deficit) . . . . . . . . . . . . .     (157,180)   (143,120)
                                                          ------------  ----------
Total Stockholders' Equity . . . . . . . . . . . . . . .      (33,863)    (19,803)
                                                          ------------  ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY . . . . . . .  $     5,007   $   3,329
                                                          ============  ==========

  The accompanying notes are an integral part of these financial statements.

                                FIRSTAUTO, INC.
                      STATEMENTS OF OPERATIONS (UNAUDITED)
                            August 31, 2000 and 2001

                                                                                  From
                                                                              Inception on
                            From June     From June    From March From March    March 24,
                           1, 2001 to    1, 2000 to   1, 2001 to 1, 2000 to   1999 through
                            August 31,    August 31,   August 31, August 31,   August 31,
                              2001         2000         2001         2000         2001
------------------------------------------------------------------------------------------
Revenues. . . . . . . . .  $      -0-   $      -0-   $    1,700   $      -0-   $    1,700
                           -----------  -----------  -----------  -----------  -----------
Net Loss from Operations.       7,930          361       15,760          361      135,748
Net Income (Loss) . . . .  $   (7,930)  $     (361)  $  (14,060)  $     (361)  $ (135,748)
                           ===========  ===========  ===========  ===========  ===========
Loss per Share. . . . . .  $ (0.00099)  $ (0.00005)  $ (0.00176)  $ (0.00005)  $ (0.01773)
                           ===========  ===========  ===========  ===========  ===========
Weighted Average
    Shares Outstanding. .   7,981,500    7,981,500    7,981,500    7,981,500    7,655,920
                           ===========  ===========  ===========  ===========  ===========

  The accompanying notes are an integral  part of these financial statements.

                                           FIRSTAUTO, INC.
                      STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (UNAUDITED) from March 24, 1999 (inception) through February 29, 2000 for the year ended February 28, 2001
                                and the period ended August 31, 2001

                                                    Additional Accumulated  Total Stock-
                                   Common     Par     Paid-In    Equity   holders' Equity
                                    Stock    Value    Capital   (Deficit)   (Deficit)
---------------------------------------------------------------------------------------
Common Stock issued at inception  6,816,500  $6,817  $      0   $       0   $   6,817

Sale of Common Stock . . . . . .  1,165,000   1,165   115,335           0           0

Net (loss) during year ended
    February 29, 2000. . . . . .          0       0         0    (119,988)          0
                                ------------------------------------------------------
Balance at February 29, 2000 . .  7,981,500  $7,982  $115,335   $(119,988)  $   3,329

Net (loss) during period ended
    February 28, 2001. . . . . .          0       0         0     (23,132)          0
                                ------------------------------------------------------
Balance at February 28, 2001 . .  7,981,500  $7,982  $115,335   $(143,120)  $ (19,803)

Issuance of Common Stock
   for services rendered . . . .    300,000     300      (300)          0           0

Net (loss) during period ended
    August 31, 2001. . . . . . .          0       0         0     (14,060)          0
                                ------------------------------------------------------
Balance at August 31, 2001 . . .  8,281,500  $8,282  $115,035   $(157,180)  $ (33,863)

  The accompanying notes are an integral part of these financial statements.

                                           FIRSTAUTO, INC.
                                 STATEMENTS OF CASH FLOW (UNAUDITED)
                                      August 31, 2000 and 2001

                                                                From
                                                            Inception on
                                             From March       March 24,
                                             1, 2001 to     1999 through
                                             August 31,      August 31,
                                          2001      2000       2001
-----------------------------------------------------------------------
Operating activities

  Net Income (Loss). . . . . . . . . .  $(14,060)  $ 8,102  $(143,120)
  Items not effecting cash
    Stock issued for services. . . . .         0         0      6,817
    (Increase) in accounts receivable.    (4,400)        0     (4,400)
    Increase in accounts payable . . .    15,738       361     38,870
                                        ---------  -------  ----------
Net Cash from Operations . . . . . . .    (2,722)    8,463   (101,833)
                                        ---------  -------  ----------

Cash from financing activities

  Cash from sale of common stock . . .         0         0    116,500
                                        ---------  -------  ----------
Increase (Decrease) in Cash. . . . . .    (2,722)    8,463     14,667

Beginning Cash . . . . . . . . . . . .     3,329    62,500          0

Ending Cash. . . . . . . . . . . . . .  $    607   $70,963  $  14,667
                                        =========  =======  ==========

  The accompanying notes are an integral part of these financial statements.

                                 FIRSTAUTO, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                 August 31, 2001


NOTES  TO  FINANCIAL  STATEMENTS

FirstAuto, Inc. ("the Company") has elected to omit substantially all footnotes to the financial statements for the period ended August 31, 2001, since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on Form 10-KSB for the Fiscal year ended February 28, 2001.

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

ITEM  1.  LEGAL  PROCEEDINGS.  None

ITEM  2.  CHANGE  IN  SECURITIES.  None

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES.  None

ITEM  4.  SUBMISSION  OF  MATTERS  TO  VOTE  OF  SECURITY  HOLDERS.  None

ITEM  5.  OTHER  INFORMATION.  None

ITEM  6.   REPORTS  ON  FORM  8-K.  None

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-Q Report for the second Quarter ended August 31, 2001, has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.


Dated:  October  15,  2001

                                FIRST AUTO, INC.


                                       by

                              /s/J. Dan Sifford
                                 J. Dan Sifford
                              Sole Officer/Director