Form 10QSB
period 2001-11-30
FIRST AUTO INC
filed 2002-01-15
CIK 1098589

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

              [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period ended November 30, 2001

                       Commission File Number:  000-31759


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


As of November 30, 2001, the number of shares outstanding of the Registrant's Common Stock was 8,281,500.


Transitional  Small  Business  Disclosure  Format  (check one): yes [ ]   no [X]


                          PART I: FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS.

     The financial statements, for the three and nine months ended November 30, 2001, included herein have been prepared by the Company, without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnotes disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information not misleading.

             The Remainder of this Page is Intentionally left Blank

                                FIRSTAUTO, INC.
                                 BALANCE SHEETS
                        February 28 and November 30, 2001


                                                         November 30,   February 28,
                                                             2001          2001
----------------------------------------------------------------------------------
                                                          (unaudited)
                                     ASSETS
CURRENT ASSETS
    Cash . . . . . . . . . . . . . . . . . . . . . . . .  $       557   $   3,329
    Accounts Receivable. . . . . . . . . . . . . . . . .        4,400
                                                          ------------------------
TOTAL CURRENT ASSETS . . . . . . . . . . . . . . . . . .        4,957       3,329
TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . . .  $     4,957   $   3,329
                                                          ============  ==========

      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
  Accounts payable . . . . . . . . . . . . . . . . . . .  $    45,533   $  23,132
                                                          ------------------------
Total Liabilities. . . . . . . . . . . . . . . . . . . .  $    45,533   $  23,132
                                                          ------------------------

STOCKHOLDERS' EQUITY

  Common Stock, $.001 par value; authorized 100,000,000
     shares; issued and outstanding, 8,281,500 shares. .        8,282   $   7,982
  Additional Paid-In Capital . . . . . . . . . . . . . .      115,035     115,335
  Accumulated Equity (Deficit) . . . . . . . . . . . . .     (163,893)   (143,120)
                                                          ------------------------
Total Stockholders' Equity . . . . . . . . . . . . . . .      (40,576)    (19,803)
                                                          ------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY . . . . . . .  $     4,957   $   3,329
                                                          ============  ==========

                  The accompanying notes are an integral part
                         of these financial statements.

                                                     FIRSTAUTO, INC.
                                          STATEMENTS OF OPERATIONS (UNAUDITED)
                                               November 30, 2000 and 2001

                                                                                  From
                                                                              Inception on
                                   From June                From March          March 24,
                                  1, 2001 to                1, 2000 to        1999 through
                                 November 30,               November 30,      November 30,
                              2001         2000         2001         2000         2001
                           -----------  -----------  -----------  -----------  -----------
Revenues. . . . . . . . .  $      -0-   $      -0-   $    1,700   $      -0-   $    1,700
                           -----------  -----------  -----------  -----------  -----------
Net Loss from Operations.       6,713          361       22,473          361      165,593

Net Income (Loss) . . . .  $   (6,713)  $     (361)  $  (20,773)  $     (361)  $ (163,893)
                           ===========  ===========  ===========  ===========  ===========
Loss per Share. . . . . .  $ (0.00084)  $ (0.00005)  $ (0.00260)  $ (0.00005)  $ (0.02141)
                           ===========  ===========  ===========  ===========  ===========
Weighted Average
    Shares Outstanding. .   8,281,500    8,281,500    8,281,500    8,281,500    8,281,500
                           ===========  ===========  ===========  ===========  ===========

                  The accompanying notes are an integral part
                         of these financial statements.

                                FIRSTAUTO, INC.
                      STATEMENTS OF CASH FLOW (UNAUDITED)
                           November 30, 2000 and 2001

                                                                  From
                                                              Inception on
                                               From March       March 24,
                                               1, 2001 to     1999 through
                                              November 30,    November 30,
                                            2001       2000       2001
---------------------------------------------------------------------------
  Operating activities

    Net Income (Loss). . . . . . . . . .  $(20,773)  $ 8,102   $(163,893)
    Items not effecting cash
      Stock issued for services. . . . .                           6,817
      (Increase) in accounts receivable.    (4,400)               (4,400)
      Increase in accounts payable . . .    22,401       361      45,533
                                          ---------  --------  ----------

  Net Cash from Operations . . . . . . .    (2,772)    8,463    (115,943)
                                          ---------  --------  ----------

  Cash from financing activities

    Cash from sale of common stock . . .                         116,500
                                          ---------  --------  ----------

  Increase (Decrease) in Cash. . . . . .    (2,772)    8,463         557

  Beginning Cash . . . . . . . . . . . .     3,329    62,500           0

  Ending Cash. . . . . . . . . . . . . .  $    557   $70,963   $     557
                                          =========  ========  ==========

                  The accompanying notes are an integral part
                         of these financial statements.

                                FIRST AUTO, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                November 30, 2001


NOTES  TO  FINANCIAL  STATEMENTS
First Auto, Inc. ("The Company") has elected to omit substantially all footnotes to the financial statements for the period ended November 30, 2001, since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on Form 10-KSB for the Fiscal year ended February 28, 2001.

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

              ITEM 2. DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.


 (A) PLAN OF OPERATION. The plan of operation for the next twelve months begins with capital formation. As a practical matter this involves perfecting our on-going submission of our common stock for quotation on the OTCBB (Over-The-Counter Bulletin Board). Upon raising sufficient capital we will launch operations. We are not presently accepted for quotation on OTCBB or NQB Pink Sheets. Our submission is pending.

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


ITEM  1.  LEGAL  PROCEEDINGS.  None

ITEM  2.  CHANGE  IN  SECURITIES.  None

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES.  None

ITEM  4.  SUBMISSION  OF  MATTERS  TO  VOTE  OF  SECURITY  HOLDERS.  None

ITEM  5.  OTHER  INFORMATION.  None

ITEM  6.  REPORTS  ON  FORM  8-K.  None

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-Q Report for the second Quarter ended November 30, 2001, has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.


Dated:  January  14,  2002

                                FIRST AUTO, INC.


                                       by

                                /s/J. Dan Sifford
                                 J. Dan Sifford
                               President/Director