Form 10KSB
period 2002-02-28
FIRST AUTO INC
filed 2002-06-12
CIK 1098589

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

               [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended February 28, 2002

                        Commission File Number:  0-31759

                              Dated: June 10, 2002.

                                First Auto, Inc.
      (Exact name of the small business issuer as specified in its charter)


Nevada                                                                88-0423037
(Jurisdiction  of  Incorporation)        (I.R.S.  Employer  Identification  No.)

3131  Southwest  Freeway,  Number  46,  Houston  TX                        77098
(Address of principal executive offices)                              (Zip Code)

Registrant's  telephone  number,  including  area  code:            713-522-7550

Securities  registered  pursuant  to  Section  12(b)  of  the  Act:         None

Securities  registered  pursuant  to Section 12(g) of the Act:     Common Equity
Voting  Stock

As  of  June  10,  2002,  8,281,500  Common  shares were issued and outstanding.

As of June 10, 2002, 1,481,500 shares of shares of Common Stock were held by non-affiliates. There is currently no public trading or market value for our common equity voting stock.

Issuer's  revenues  for  its  most  recent  fiscal  year  end:  None


Yes[X] No[] (Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.)

[ ] (Indicate by check mark whether if disclosure of delinquent filers (Section 229.405) is not and will not to the best of Registrant's knowledge be contained herein, in definitive proxy or information statements incorporated herein by reference or any amendment hereto.)

Transitional  Small  Business  Disclosure  Format  (check one): yes [ ]   no [X]

INTRODUCTION                                                                   3

PART  I                                                                        3

ITEM  1.  Description  of  Business                                            3
      (a)  Organization                                                        3
      (b)  Issuance of Common Stock                                            3
      (c)  Our  Business  Plan                                                 3
      (d)  Reverse  Acquisition  Contingency                                   3
      (e)  Voluntary  Reporting  Contingency                                   4
      (f)  Financing Plans                                                     4
      (g)  Planned Acquisitions                                                4

ITEM  2.  Description  of  Property                                            4

ITEM  3.  Legal  Proceedings                                                   4

ITEM  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders          4

PART  II                                                                       5

ITEM  5.  Market  for  Common  Equity  and  Stockholder  Matters               5
      (a)  Market  Information                                                 5
      (b)  Holders                                                             5
      (c)  Dividends                                                           5
      (d)  Sales  of  Unregistered  Common  Stock                              5

ITEM  6.  Management's  Discussion  and  Analysis  or Plan of Operation        5
      (a)  Plan  of  Operation       5
      (b)  Discussion and Analysis of Financial Condition and Results of
           Operations                                                          6

ITEM  7.  Financial  Statements                                                8
      (a)  Audit  Committee                                                    8
      (b)  Financial  Statements                                               8

ITEM  8.  Changes  In  and  Disagreements  With  Accountants
          on  Accounting  and  Financial  Disclosure                           9

PART  III                                                                      9

ITEM  9.  Directors and Executive Officers, Promoters and Control Persons      9

ITEM  10.  Executive  Compensation                                            10

ITEM  11.  Security Ownership of Certain Beneficial Owners and Management     10

ITEM  12.  Certain  Relationships  and  Related  Transactions                 11

ITEM  13.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K   11
      (a)  Exhibits                                                           11
      (b)  Form  8-K  Reports                                                 11
      (c)  Financial  Statements                                              11

                                  INTRODUCTION

     Current market conditions are extremely hostile to development stage companies. We are such a company. Not only has investment capital become unavailable, but short-sellers are enjoying a free reign and successful opportunity to exploit the current depressed market, and are forcing down the market value of many OTCBB (Over-The-Counter Bulletin Board) companies, upon any announcement of progress by them. As a result, we, like many others, are virtually disabled, for the present term, in developing the funding to pursue actively our business plan.

                                     PART I


                        ITEM 1.  DESCRIPTION OF BUSINESS.

(A) ORGANIZATION. This Corporation First Auto, Inc. was duly incorporated in Nevada on March 24, 1999, with the intention of initiating a wholesale consumer finance company that will be engaged in purchasing automobile loans from third-party loan generation sources.

(B)  ISSUANCE  OF  COMMON  STOCK.

On  March  29, 1999, we issued 6,816,500  Founders Shares,
pursuant to Section  4(2)  of  the Securities Act of 1933,
at  par  value  for  organizational  services,  valued  at
$6,816 to three founders.                                              6,816,500

On that same day, the Officers were empowered and directed
to conduct a private placement/limited  offering  of up to
1,250,000 shares of common stock, at $0.10 per  share,  to
accredited purchasers, and not more than  35  unaccredited
purchasers.  On  June  14,  1999,  the  offering  closed,
1,165,000  shares  having  been  placed  and  sold  to  13
investors, pursuant to Section 4(2) of the Act,  at  $0.10
per share, for a total of $165,000.                                    1,165,000

On  or  about September 4, 2001, we issued 300,000 shares,
pursuant  to registration under the Act, for  services, of
which 250,000  shares  were  for  legal  services  to  our
attorneys, and 50,000 to our sole remaining officer.                     300,000

 As  a  result, we have 7,981,500 shares of common stock
issued and outstanding.
                                                                       8,281,500
                                                                       =========


 (C) OUR BUSINESS PLAN. We intend to become an Internet information destination in the United States for first-time buyers of new and used vehicles and for consumers seeking\ information on automotive products and services, such as insurance, financing and warranties. Our business plan is unchanged from our previous Annual Report on Form 10-KSB. We have not launched operations pursuant to our plan. We have deferred progress for the present, in response to current market conditions. Currently our only employee is the sole officer and director.

 (D) REVERSE ACQUISITION CONTINGENCY. We are not a candidate for a reverse acquisition transaction. We are committed to the development of our business plan. A mature and businesslike evaluation of our affairs require the consideration of the foreseeable possibility of business failure. Accordingly, this report will include a discussion of that contingency. While we have no present plans to engage in Reverse Acquisition transactions, such transactions are possible and forseeable, and for the reason that we are thinly capitalized, and have ambitious plans for a capital intensive business, with no assurance that our capital need will be realized. We feel that additional disclosure regarding such a contingency is appropriate and we provide a discussion and disclosure. This subject is further discussed in Item 2 of this Part, Management's Discussion and Analysis.

 (E) VOLUNTARY REPORTING CONTINGENCY. We do not anticipate any contingency upon which we would voluntarily cease filing reports with the SEC, even though we may cease to be required to do so. It is in our compelling interest to report our affairs quarterly, annually and currently, as the case may be, generally to provide accessible public information to interested parties, and also specifically to maintain its qualification for the OTCBB, if and when the Issuer's intended application for submission be effective.

(F) FINANCING PLANS. For more information, please see Item 6 of Part II, Management's Discussion and Analysis.

(G)  PLANNED  ACQUISITIONS.  There  are  no  planned  acquisitions.



                        ITEM 2.  DESCRIPTION OF PROPERTY.

     We  have  no  property  at  the  present  time.


                           ITEM 3.  LEGAL PROCEEDINGS.

     There are no legal proceedings pending, threatened or suspected, by or against our Corporation, as of the preparation of this Report.


          ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

             The Remainder of this Page is Intentionally left Blank

                                     PART II


           ITEM 5.  MARKET FOR COMMON EQUITY AND STOCKHOLDER MATTERS.

 (A) MARKET INFORMATION. We have one class of securities, Common Voting Equity Shares ("Common Stock"). Our Common Stock is not presently quoted Over-the-Counter on the Bulletin Board ("OTCBB") or the NQB Pink Sheets or otherwise. To the best of our knowledge and belief, our shares have never traded in brokerage transaction. Our application for OTCBB submission is pending.

 (B) HOLDERS. Management calculates that the approximate number of holders of the Company's Common Stock, as of February 28, 2002, was 37.

 (C) DIVIDENDS. We have not paid any cash dividends on our Common Stock, and do not anticipate paying cash dividends on its Common Stock in the next year. We anticipate that any income generated in the foreseeable future will be retained for the development and expansion of our business. Future dividend policy is subject to the discretion of the Board of Directors and will depend upon a number of factors, including future earnings, debt service, capital requirements, business conditions, the financial condition of the Company and other factors that the Board of Directors may deem relevant.

 (D)  SALES  OF  UNREGISTERED  COMMON  STOCK.  None.


       ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

 (A) PLAN OF OPERATION. The plan of operation for the next approximate twelve months is to sit out the year, until economic conditions become more clear and favorable. Current market conditions are extremely hostile to development stage companies. We are such a company. Not only has investment capital become unavailable, but short-sellers are enjoying a free reign and successful opportunity to exploit the current depressed market, and are forcing down the market value of many OTCBB (Over-The-Counter Bulletin Board) companies, upon any announcement of progress by them.

     As a result, we, like many others, are virtually disabled, for the present term, in developing the funding to pursue actively our business plan. We do none-the-less pursue submission for quotation on the OTCBB (Over-The-Counter Bulletin Board). We are not presently accepted for quotation on OTCBB or NQB Pink Sheets. Our submission is pending. We have no expectation for any substantial market value or trading volume, if any trading, if and when our common stock may be quoted.

     We have not abandoned and do not intend to abandon our business plan. Our plan for operations, when we are able to proceed is unchanged from our previous reports. Upon raising sufficient capital we will launch operations.

     The first stage of operations will be to develop the details and structure of our projected web site and how the services will be provided to the target audience and the dealers, vendors and advertisers. The second stage will be to establish e-commerce partners for links to automotive service providers such as insurance, warranties, and financing and to create a database of vehicle information, contact information for dealers, and links to auto manufacturer sights for further vehicle descriptions. The third stage is to obtain initial web advertising on various search engines and other high traffic Internet sites. Within six to eight months after receipt of capital from the registered offering, we will be able to roll-out the web site and advertising campaign and begin full operation.

     (1) CASH REQUIREMENTS AND OF NEED FOR ADDITIONAL FUNDS, TWELVE MONTHS. We do not require additional capital to wait out the year 2002. We expect to require substantial capital formation during the first twelve months of our operations. We cannot state at this time when our operations would launch. Realistically, we would require $1,000,000 to launch. We would expect to require an additional $1,000,000 to sustain us in operations during the first twelve months.

     Accordingly, we expect to require a total of $2,000,000 for the first twelve months of operation. We would need to interest knowledgeable investors to fund our initial launch, and would expect to raise this first $2,000,000 by the sale of common stock. It is possible that with a successful first funding and launch of operations, we would be able to secure interim loan financing to enable us to expand our business sufficiently to make further capital formation more attractive to investors.

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

 (B)  DISCUSSION  AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


             The Remainder of this Page is Intentionally left Blank

     (1)  FINANCIAL  CONDITION.  Our  balance  sheet is substantially unchanged.

        Balance Sheet:. . . . . . . .     February 28   February 28
        Selected Information. . . . .       2002            2001
        Cash and Equivalents. . . . .          607   $      3,329
        Current Assets. . . . . . . .          607          3,329
        Total Assets. . . . . . . . .          607          3,329
                                       ===========================
        Accounts Payable  (Related) .       93,350         23,132
        Notes Payable (Related) . . .        1,700              -
        Total Liabilities . . . . . .       95,050         23,132
        Common Stock. . . . . . . . .        8,282          7,982
        Paid-in Capital . . . . . . .      145,035        115,335
        Accumulated Deficit . . . . .     (247,760)      (143,120)
        Total Equity. . . . . . . . .      (94,443)       (19,803)
        Total Liabilities and Equity.          607          3,329
                                       ===========================


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

     The present environment is not favorable to our arranging for funding or capital formation. Accordingly, we do not expect to enjoy revenues in the next twelve months.

     (2) OPERATIONS AND RESULTS FOR THE PAST TWO FISCAL YEARS. We have not launched operations since our inception on March 24, 1999, and have no operating history. Our activities have been organizational, and have focused on seeing our corporation audited and reporting pursuant to Section 13(g) of the 1934 Act, and most recently, submission for quotation over the counter. We have enjoyed no revenues since inception.


             The Remainder of this Page is Intentionally left Blank

                                                              Inception
                                                              March 24,
                                                                 1999
                                           For the Years          to
                                               ended           February
                                            February 28           28
                                         2002        2001        2001
     Operations
     Selected Information

    Revenues: . . . . . . . .  $            0   $       0   $       0
     Total Revenues . . . . .               0           0           0
    General & Administrative.        (104,640)    (23,132)   (247,760)
     Total Expenses . . . . .        (104,640)    (23,132)   (247,760)
    Net (Loss). . . . . . . .        (104,640)    (23,132)   (247,760)
    ==================================================================


      FUTURE PROSPECTS/CAUTIONARY STATEMENTS. We have disclosed an ambitious business plan. There can be no assurance that our plan will succeed in whole or in part. We may not be able to achieve our funding requirements. Even if substantial funding proves available, there is no assurance that our business will prove competitive or profitable. Our business may fail for any number of possible unforeseen contingencies. Start-up ventures such as ours are inherently speculative and fraught with risks of business failure. While management believes that its plan contains the strategy for success, the road to failure is filled with good intentions and missed opportunities. Caution must be expressed at this early stage of our development, that we may be disappointed in our expectations.

     We have a long road to travel to achieve profitable operations. We do not project profitability at any time in the next twelve to twenty-four months, even if we succeed in launching operations.


                         ITEM 7.  FINANCIAL STATEMENTS.

 (A) AUDIT COMMITTEE. The Audit Committee of this Corporation for this fiscal year consists of our Board of Directors. Management is responsible for our internal controls and the financial reporting process. Our independent auditors are responsible for performing an independent audit of our financial statements in accordance with generally accepted accounting standards and to issue a report thereon. It is the responsibility of our Board of Directors to monitor and oversee these processes. In this context the Committee has met and held discussions with management and the independent accountants. Management recommended to the Committee that our financial statements were prepared in accordance with generally accepted accounting principles, and the Committee has reviewed and discussed the financial statements with Management and such independent accountants, matters required to be discussed by Statement on Auditing Standards No. 61 (Communication with Audit Committees). Our independent accountants also provided to the Committee the written disclosures required by Independence Board Standard No. 1 (Independent Discussions with Audit Committees), and the Committee discussed with the independent accountants that firm's independence.

     Based upon the Committee's discussions, and review, of the foregoing, the Committee recommended that our audited financial statements in our Annual Report on Form 10-KSB for the year ended February 28, 2002 be included and filed with the Securities and Exchange Commission.

 (B) FINANCIAL STATEMENTS. Audited Financial Statements for years ended February 28, 2002, February 29, 2001, and from inception, are provided as Exhibit FK-02, attached hereto, filed herewith and incorporated herein by this reference as though fully set forth herein. Our Balance Sheet and Statement of Operations have been selectively reproduced in the preceding Item 6 and discussed therein.

             ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III


    ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.

     The following persons are or were our Directors during the currently ended fiscal year. Mr. Sifford will serve until his successors may be elected or appointed. The time of the next meeting of shareholders has not been determined.

CURRENT  OFFICER/DIRECTOR  SERVING  DURING  THIS  FISCAL  YEAR.

     J. Dan Sifford, Jr., age 63, our Secretary/Director appointed August 2001, grew up in Coral Gables, Florida, where he attended Coral Gables High School and the University of Miami. After leaving the University of Miami, Mr. Sifford formed a wholesale consumer goods distribution company which operated throughout the southeastern United States and all of Latin America. In 1965, as an extension of the operations of the original company, he founded Indiasa Corporation (Indiasa), a Panamanian company which was involved in supply and financing arrangements with many of the Latin American Governments, in particular, their air forces and their national airlines. As customer requirements dictated, separate subsidiaries were established to handle specific activities. During each of the past five years he has served as President of Indiasa, which serves only as a holding company owning: 100% of Indiasa Aviation Corp. (a company which owns aircraft but has no operations); 100% of Overseas Aviation Corporation (a company which owns Air Carrier Certificates but has no operations); 50% of Robmar International, S.A. (a company operates a manufacturing plant in Argentina and Brazil, but in which Mr. Sifford holds no office). In addition to his general aviation experience, Mr. Sifford, an Airline Transport rated pilot, has twenty two years experience in the airline business, and is currently the President of Airline of the Virgin Islands, Ltd. a commuter passenger airline operating in the Caribbean, and has been our president continuously during each of the past five years.

     Mr. Sifford is currently an officer and director of eWorld Travel, a reporting public company, entering the travel industry. He has served as Officer and Director of other development stage companies.

FORMER  OFFICER/DIRECTORS  SERVING  DURING  2001.

     Kirt W. James, age 44, Previously, Secretary and Director, has a lifelong background in marketing and sales. From 1972 to 1987, Mr. James was responsible for sales and business administrative matters for Glade N. James Sales Co., Inc. and from 1987 to 1990 Mr. James built retail markets for American International Medical Supply Co., a publicly traded company. In 1990 he formed and became President of HJS Financial Services, Inc., and was responsible for the day to day business operations of the firm as well as consultation with Clients concerning their business and Product Development. During the past five years Mr. James has been involved in the valuation of private companies for internal purposes, and as a consultant to private companies engaged in the private sale and acquisition of other private businesses. He has also assisted private and public companies in planning for entry into the public market place. Mr. James is not and has never been a broker-dealer. He has acted primarily as consultant, and in some cases has served as an interim officer and director of public companies in their development stage. Mr. James devoted only such time to our business as is necessary to perform his duties as an officer and director.

                        ITEM 10.  EXECUTIVE COMPENSATION.

                                                                        Long Term Compensation
                                       Annual Compensation         |        Awards      | Payouts|
a . . . . . . . . .  b        |       c            d          e    |     f        g     |   h    |   i    |
Name. . . . . . . .                                                          Securities
And . . . . . . . .                                          Other    Restric-   Under-          All Other|
Principal . . . .                                         .  Annual     Ted     Lying             Compen- |
Position. . . . . .                                          Compen-   Stock   Options    LTIP     Sation |
                                    Salary       Bonus     Sation ($)  Awards  SARs (#)  Payouts     ($)  |
                         Year         ($)         ($)                   ($)               ($)             |
----------------------------------------------------------------------------------------------------------|
J. Dan Sifford, Jr.      2002          0           0            0      5,000(1)     0       0         0   |
President/CEO            2001          0           0            0          0        0       0         0   |
                         2000          0           0            0          0        0       0         0   |

NOTES  TO  TABLE:

(1)  50,000  shares  at  $0.10  per  share


    ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     To the best of our knowledge and belief the following disclosure presents the total security ownership of all persons, entities and groups, known to or discoverable by us, to be the beneficial owner or owners of more than five percent of any voting class of our common stock, as well as the total beneficial security ownership of all Directors and Nominees, naming them, and by all Officers and Directors as a group, without naming them, of Registrant, known to or discoverable by Registrant. More than one person, entity or group could be beneficially interested in the same securities, so that the total of all percentages may accordingly exceed the one hundred percent shown for reference only. Please refer to explanatory notes if any, for clarification or additional information. Please refer to explanatory notes if any, for clarification or additional information. We have only one class of stock; namely Common Stock. The following disclosure includes disclosure of former affiliates for coordination with our previously filed reports.

                                                       Actual
        Name and Address of Beneficial Owner . . .     Ownership           %
    J. Dan Sifford (3)   Sole Officer/Director
    3131 Southwest Freeway, Suite 48
    Houston TX 77098 . . . . . . . . . . . . .        6,800,000        82.11
    Reference: Total Issued/Outstanding. . . .        8,281,500       100.00



     (1) J. Dan Sifford is the 100% owner of Polyandrous Trading Group, Inc. a Texas Corporation. In October of 2000, Mr. Sifford transferred the Polyandrous shares to Quicksilver Development S.A., in connection with a leave of absence taken for personal reasons, to insure shareholders that these shares would not be subject to trading during his absence. He is entitled to and has requested the return of those shares, not to Polyandrous, but to him personally. Quicksilver consented to this transfer and interposes no claim of right to those shares. When the 6,750,000 shares are combined with Mr. Sifford's 50,000 other shares, the total beneficial ownership is 6,800,000 shares.


            ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Our previous principal consultant, Intrepid International, Ltd. ceased its relationship with us effective August 31, 2001. Intrepid was a provider of corporate services to us and billed us regularly on a time-fee basis no less favorable to us that could be obtained commercially from unrelated third parties. Intrepid did not provide services for commissions based upon the success or failure of any corporate program, and Intrepid was not a fund-raiser or a source of capital financing. The principal focus and benefit of the services offered by Intrepid were not its client's capital formation nor fund raising activities, but the refinement of client's business plan, analysis of its corporate structure, evaluation of its current filing status and filing responsibilities, currency and accuracy of financial information and auditability or status of current and past audits and audit procedures, to assist managers in making the conceptual and procedural transitions imposed upon Officers and Directors, with respect to shareholders, shareholder rights, and maintenance of the kinds current public information necessary to position a company to consider public trading of its existing securities, and to maintain its impeccability as a publicly trading company if and when its securities are exposed to the public markets.

     Kirt W. James, and J. Dan Sifford, Jr., were the executive officers of Intrepid. Mr. James is no longer related to this issuer. Mr. Sifford is now our sole remaining officer/director.


   ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

 (A) EXHIBITS. The following exhibits may be found as exhibits to our Form 10-SB, as exhibit number as listed.

TABLE  CATEGORY  EXHIBIT  TABLE  #  DESCRIPTION  OF  EXHIBIT

     [3]   Articles/Certificates  of  Incorporation,  and  By-Laws

          (3.1)  Articles  of  Incorporation

          (3.2)  By-Laws

     [10]   Material  Contracts

          (10.1)  Intrepid International Financial Services Consulting Agreement

 (B)  FORM  8-K  REPORTS.  None.

 (C) FINANCIAL STATEMENTS. Audited Financial Statements for the years ended February 28, 2002, and February 28, 2001, and from inception. Please see Attachment FK-02.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the individual capacities and on the date indicated.

Dated:  June  10,  2002.

                                FIRST AUTO, INC.

                                       by

                              /s/J. Dan Sifford
                                 J. Dan Sifford
                              Sole Officer/Director

--------------------------------------------------------------------------------
                                ATTACHMENT FK-02

                          AUDITED FINANCIAL STATEMENTS
                               FOR THE YEARS ENDED

                      FEBRUARY 28, 2002, FEBRUARY 28, 2001,
                               AND FROM INCEPTION
--------------------------------------------------------------------------------

                                FIRST AUTO, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

                           FEBRUARY 28, 2002 AND 2001

                                 C O N T E N T S


Independent  Auditors'  Report                     16

Balance  Sheets                                    17

Statements  of  Operations                         18

Statements  of  Stockholders'  Equity              19

Statements  of  Cash  Flows                        20

Notes  to  the  Financial  Statements              21 - 23

                          INDEPENDENT AUDITORS' REPORT


To  the  Board  of  Directors
 and  Stockholders  of
First  Auto,  Inc.

We have audited the accompanying balance sheets of First Auto, Inc. (a development stage company) (a Nevada corporation) as of February 28, 2000 and 2001 and the related statements of operations, stockholders' equity and cash flows for the years then ended and from inception on March 24, 1999 through February 28, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First Auto, Inc. as of February 28, 2002 and 2001 and the results of its operations and cash flows for the years then ended and from inception on March 24, 1999 through February 28, 2002 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has little operating capital, no revenues and is dependent on financing to continue operations. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/Chisholm  &  Associates
Chisholm  &  Associates
North  salt  Lake,  UT
June  4,  2002

                                FIRST AUTO, INC.


                          (A Development Stage Company)
                                 Balance Sheets


                                     ASSETS

                                                         February  28,
                                                     2002             2001
CURRENT  ASSETS

     Cash                                       $       607         $     3,329

          Total  Current  Assets                        607               3,329

          TOTAL  ASSETS                         $       607         $     3,329
                                                ================================


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT  LIABILITIES

     Accounts payable-related party             $     93,350        $    23,132
     Note payable-related party                        1,700                  -

          Total  Current  Liabilities                 95,050             23,132

STOCKHOLDERS'  EQUITY

  Common stock, par value $0.001; 100,000,000
  shares authorized, 8,281,500 and 7,981,500 shares
  issued and outstanding, respectively                 8,282              7,982
  Additional paid-in capital                         145,035            115,335
  Deficit accumulated during the development stage  (247,760)          (143,120)

          Total  Stockholders'  Equity               (94,443)           (19,803)

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $       607       $      3,329
                                                 ===============================

    The accompanying notes are an integral part of the financial statements.

                                FIRST AUTO, INC.
                          (A Development Stage Company)
                            Statements of Operations

                                                                                   From
                                                                               Inception  on
                                                                                March  24,
                                                  For  the  Year  Ended           1999  to
                                                      February  28,            February  28,
                                                  2002            2001             2002

REVENUE                                    $            -    $           -    $            -

EXPENSES

     General  and  administrative                 104,640           23,132           247,760

NET  INCOME  (LOSS                         $     (104,640)   $     (23,132)    $    (247,760)
                                           ==================================================

NET  INCOME  (LOSS) PER SHARE              $        (0.02)   $       (0.00)    $       (0.03)
                                           ==================================================

WEIGHTED  AVERAGE  SHARES
 OUTSTANDING                                    8,106,500        7,981,500         7,882,500
                                           ==================================================

    The accompanying notes are an integral part of the financial statements.

                                FIRST AUTO, INC.
                          (A Development Stage Company)
                        Statement of Stockholders' Equity

                                                                                        Deficit
                                                                                      Accumulated
                                                                   Additional         During  the
                                      Common  Stock                 Paid-In           Development
                                  Shares         Amount             Capital             Stage
Balance  at  inception  on
 March  24,  1999                         -    $            -    $             -    $          -

Common stock issued for
services at $0.001 per share      6,816,500             6,817                  -               -

Common  stock  issued  for
 cash  at  $0.10  per  share      1,165,000             1,165            115,335               -

Net  loss  for  the  year  ended
 February  29,  2000                      -                 -                  -        (119,988)

Balance,  February  29,  2000     7,981,500             7,982            115,335        (119,988)

Net  loss  for  the  year  ended
 February  28,  2001                      -                 -                  -         (23,132)

Balance, February 28, 2001        7,981,500             7,982            115,335        (143,120)

Common  stock  issued  for
 services at $0.10 per share        300,000              300              29,700               -

Net  loss  for  the  year  ended
 February  28,  2002                      -                -                   -        (104,640)

Balance,  February  28,  2002     8,281,500      $     8,282    $        145,035   $    (247,760)
                                  ===============================================================

    The accompanying notes are an integral part of the financial statements.

                                FIRST AUTO, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows

                                                                                   From
                                                                               Inception  on
                                                                                March  24,
                                                  For  the  Year  Ended           1999  to
                                                      February  28,            February  28,
                                                  2002            2001             2002
CASH  FLOWS  USED  BY  OPERATIONS

     Net  loss                             $    (104,640)    $    (23,132)    $    (247,760)
     Adjustment to reconcile net loss to
     net cash used by operations:
          Stock  issued  for  services            30,000                -            36,817
Increase in payables-related party                70,218           23,132            93,350

     Net Cash Flows Used in Operating
      Activities                                  (4,422)               -          (117,593)

CASH  FLOW  USED  FOR  INVESTING
 ACTIVITIES                                            -                -                -

CASH  FLOWS  FROM  FINANCING
 ACTIVITIES

     Proceeds  from  note  payable                 1,700               -             1,700
     Shares  issued  for  cash                         -               -           116,500

       Net  Cash  Flows  from  Financing
       Activities                                  1,700               -           118,200

INCREASE  (DECREASE)  IN  CASH                    (2,722)              -               607

CASH  -  BEGINNING  OF PERIOD                      3,329           3,329                 -

CASH  -  END  OF  PERIOD                   $         607    $      3,329    $          607
                                           ================================================

SUPPLEMENTAL  CASH  FLOW  INFORMATION:

Cash  Paid  for:
     Interest                              $           -    $          -    $            -
     Taxes                                 $           -    $          -    $            -

Non-Cash  Financing  Activities:

The Company issued 6,816,500 shares of common stock for organization costs. These costs were valued at $6,817 and expensed in 1999.

The Company issued 300,0000 shares of common stock for services. These services were valued at $30,000 and expensed in September 2001.

    The accompanying notes are an integral part of the financial statements.

                                FIRST AUTO, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                           February 28, 2002 and 2001


NOTE  1  -     SIGNIFICANT  ACCOUNTING  POLICIES

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

                                     Income  (Loss)        Shares         Per-Share
                                      (Numerator)      (Denominator)       Amount
     For  the  year  ended
          February  28,  2002:

          Basic  EPS
               Income  (loss)  to  common
                Stockholders        $     (104,640)        8,106,500    $    (0.02)
                                    ===============================================

     For  the  year  ended
          February  28,  2001:

          Basic  EPS
               Income  (loss)  to  common
                Stockholders        $      (23,132)        7,981,500    $    (0.00)
                                    ===============================================

     From  inception  on  March  24,
      1999  to  February  28,  2002:

          Basic  EPS
               Income  (loss)  to  common
                Stockholders        $     (247,760)        7,882,500    $    (0.03)
                                    ===============================================

     d.  Cash  and  Cash  Equivalents

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.

                                FIRST AUTO, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                           February 28, 2002 and 2001


NOTE  1  -     SIGNIFICANT  ACCOUNTING  POLICIES  (Continued)

     e.  Provision  for  Income  Taxes

No provision for income taxes has been recorded due to net operating loss carryforwards totaling approximately $247,760 that will be offset against future taxable income. These NOL carryforwards begin to expire in the year 2020. No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater change the carryforward will expire unused.

Deferred tax assets and the valuation account is as follows at February 28, 2002 and 2001:

                                                   February  28,
                                            2002                  2001
     Deferred  tax  asset:
          NOL  carryforward           $     74,300          $     48,700
     Valuation  allowance                  (74,300)              (48,700)
     Total                            $          -          $          -
                                      ====================================

     f.  Organization  Cost

The Company incurred $6,817 or organization costs in 1999. These costs, which were paid by shareholders of the Company, were exchanged for 6,816,500 shares of common stock. These costs were expenses in 1999 and will be recovered only if the Company is able to generate positive cash flow from operations.

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

                                FIRST AUTO, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                           February 28, 2002 and 2001


NOTE  4  -     RELATED  PARTY

During 2000 and 1999, the Company paid $119,988 for professional fees to a corporation affiliated with a major shareholder, Polyandrous Trading Group. At February 28, 2002 and 2001, the Company had a balance due to this related party of $93,350 and $23,132.

During 2001, the Company received $1,700 from a corporation affiliated with a major shareholder, Polyandrous Trading Group. The balance payable at February 28, 2002 is $1,700. The note is non-interest bearing and payable upon demand.