Form 10QSB
period 2002-05-31
FIRST AUTO INC
filed 2002-07-11
CIK 1098589

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

              [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the First Quarterly Period ended May 31, 2002

                       Commission File Number:  000-31759


                                FIRST AUTO, INC.

Nevada                                                                88-0423037
(Jurisdiction  of  Incorporation)        (I.R.S.  Employer  Identification  No.)

3131  Southwest  Freeway,  Number  36,  Houston  TX                        77098
(Address  of  principal  executive  offices)                         (Zip  Code)

Registrant's  telephone  number,  including  area  code:            713-522-7550

As of May 31, 2002, the number of shares outstanding of the Registrant's Common Stock was 8,281,500.

Transitional  Small  Business  Disclosure  Format  (check one): yes [ ]   no [X]


PART  I:  FINANCIAL  INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS.

     The financial statements, for the three months ended May 31, 2002, included herein have been prepared by the Company, without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnotes disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information not misleading.

             The Remainder of this Page is Intentionally left Blank

                                FIRSTAUTO, INC.
                          (a Development Stage Company)
                                 BALANCE SHEETS

                                                            May 31,   February 28,
                                                             2002        2002
      ASSETS

CURRENT ASSETS

    Cash . . . . . . . . . . . . . . . . . . . . . . . .  $     607   $     607

TOTAL CURRENT ASSETS . . . . . . . . . . . . . . . . . .        607         607

TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . . .  $     607   $     607
                                                          ==========  ===========


      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

  Accounts payable - related party . . . . . . . . . . .  $  99,610   $  93,350
  Note payable - related party . . . . . . . . . . . . .      1,700       1,700

Total Liabilities. . . . . . . . . . . . . . . . . . . .  $ 101,310   $  95,050

STOCKHOLDERS' EQUITY

  Common Stock, $.001 par value; authorized 100,000,000
     shares; issued and outstanding, 8,281,500 shares. .      8,282   $   8,282

  Additional Paid-In Capital . . . . . . . . . . . . . .    145,035     145,035

  Accumulated Equity (Deficit) . . . . . . . . . . . . .   (254,020)   (247,760)

Total Stockholders' Equity . . . . . . . . . . . . . . .   (100,703)    (94,443)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY . . . . . . .  $     607   $     607
                                                          ==========  ===========

                  The accompanying notes are an integral part
                         of these financial statements.

                                FIRSTAUTO, INC.
                          (a Development Stage Company)
                      STATEMENTS OF OPERATIONS (UNAUDITED)

                                                      From
                                                  Inception on
                                 From March         March 24,
                                 1, 2002 to       1999 through
                                   May 31,           May 31,
                              2002         2001        2002
Revenues. . . . . . . . .  $      -0-   $      -0-  $      -0-

Net Loss from Operations.       6,260          -0-     254,020

Net Income (Loss) . . . .  $   (6,260)  $      -0-  $ (254,020)
                           ===========  ==========  ===========

Loss per Share. . . . . .  $    (0.00)  $      -0-  $    (0.03)
                           ===========  ==========  ===========

Weighted Average
    Shares Outstanding. .   8,281,500    7,981,500   7,882,500
                           ===========  ==========  ===========

                  The accompanying notes are an integral part
                         of these financial statements.

                                             FIRSTAUTO, INC.
                                      (a Development Stage Company)
                                   STATEMENTS OF CASH FLOW (UNAUDITED)

                                                      From
                                                  Inception on
                                 From March         March 24,
                                 1, 2002 to       1999 through
                                   May 31,           May 31,
                              2002         2001        2002
  Operating activities

    Net Income (Loss). . . . . . . . .  $ (6,260)  $      0   $(254,020)
    Items not effecting cash
      Stock issued for services. . . .                           36,817
      Increase in accounts receivable.               (4,400)
      Increase in accounts payable . .     6,260      1,700      99,610
                                        ---------  ---------  ----------

  Net Cash from Operations . . . . . .         0     (2,700)   (117,593)
                                        ---------  ---------  ----------

  Cash from financing activities

    Proceeds from note payable . . . .         0                  1,700
    Cash from sale of common stock . .                          116,500
                                                               ---------

  Net Cash from financing activities .         0                118,200
                                        ---------              ---------

  Increase (Decrease) in Cash. . . . .         0     (2,700)        607

  Beginning Cash . . . . . . . . . . .       607      3,329           0
                                        ---------  ---------  ----------

  Ending Cash. . . . . . . . . . . . .  $    607   $    629   $     607
                                        =========  =========  ==========

  Cash Paid For:
    Interest . . . . . . . . . . . . .  $      0   $      0   $       0
    Taxes. . . . . . . . . . . . . . .  $      0   $      0   $       0


     Non-Cash  Financing  Activities

     The Company issued 6,816,500 shares of common stock for organization costs. These costs were valued at $6,817 and expensed in 1999.

     The Company issued 300,000 shares of common stock for services. These costs were valued at $30,000 and expensed in September 2001.


                  The accompanying notes are an integral part
                         of these financial statements.

                                 FIRSTAUTO, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                  May 31, 2002


NOTES  TO  FINANCIAL  STATEMENTS

FirstAuto, Inc. ("the Company") has elected to omit substantially all footnotes to the financial statements for the period ended May 31, 2002, since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on Form 10-KSB for the Fiscal year ended February 28, 2002.

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

      (1) CASH REQUIREMENTS AND OF NEED FOR ADDITIONAL FUNDS, TWELVE MONTHS. We expect to require substantial capital formation during the next twelve months of our operations. We cannot state at this time when our operations would launch for the following reasons. We cannot interest knowledgeable investors until our common stock can be quoted on the OTCBB. We cannot achieve quotation of our common stock until and unless this 1934 Registration of our common stock is effective and clear of comments by the staff of the Securities and Exchange Commission. We would expect our principal shareholder to provide interim funding until such time as we can attract investors. Realistically, we would require $1,000,000 to launch. We would expect to require an additional $1,000,000 to sustain us in operations for the first twelve months. Accordingly, we expect to require an additional $1,000,000 for the first twelve months of operation. We would need to interest knowledgeable investors to fund our initial launch, and would expect to raise that first $2,000,000 by the sale of common stock. It is possible that with a successful first funding and launch of operations, we would be able to secure interim loan financing to enable us to expand our business sufficiently to make further capital formation more attractive to investors.

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

ITEM  1.  LEGAL  PROCEEDINGS.  None

ITEM  2.  CHANGE  IN  SECURITIES.  None

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES.  None

ITEM  4.  SUBMISSION  OF  MATTERS  TO  VOTE  OF  SECURITY  HOLDERS.  None

ITEM  5.  OTHER  INFORMATION.  None

ITEM  6.  REPORTS  ON  FORM  8-K.  None

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-Q Report for the second Quarter ended May 31, 2002, has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.


Dated:  July  10,  2002

                                FIRST AUTO, INC.


                                       by

                                /s/J. Dan Sifford
                                 J. Dan Sifford
                               President/Director