Form 10QSB
period 2002-08-31
FIRST AUTO INC
filed 2002-10-15
CIK 1098589

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

              [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

              For the First Quarterly Period ended August 31, 2002

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

As  of  August  31,  2002,  the  number  of  shares  outstanding
of  the  Registrant's  Common  Stock  was                             8,281,500.

Transitional  Small  Business  Disclosure  Format  (check one): yes [ ]   no [X]


                          PART I: FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS.

     The financial statements, for the three and six months ended August 31, 2002, included herein have been prepared by the Company, without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnotes disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information not misleading.

             The Remainder of this Page is Intentionally left Blank

                                FIRSTAUTO, INC.
                          (a Development Stage Company)
                                 BALANCE SHEETS

                                                           August 31,  February 28,
                                                             2002        2002
                                                          ----------  ----------
      ASSETS

CURRENT ASSETS

    Cash . . . . . . . . . . . . . . . . . . . . . . . .  $     597   $     607
                                                          ----------  ----------

TOTAL CURRENT ASSETS . . . . . . . . . . . . . . . . . .        597         607

TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . . .  $     597   $     607
                                                          ==========  ==========


      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

  Accounts payable - related party . . . . . . . . . . .  $ 121,201   $  93,350
  Note payable - related party . . . . . . . . . . . . .      1,700       1,700
                                                          ----------  ----------

Total Liabilities. . . . . . . . . . . . . . . . . . . .  $ 122,901   $  95,050
                                                          ----------  ----------

STOCKHOLDERS' EQUITY

  Common Stock, $.001 par value; authorized 100,000,000
     shares; issued and outstanding, 8,281,500 shares. .      8,282   $   8,282

  Additional Paid-In Capital . . . . . . . . . . . . . .    145,035     145,035

  Accumulated Equity (Deficit) . . . . . . . . . . . . .   (275,621)   (247,760)
                                                          ----------  ----------

Total Stockholders' Equity . . . . . . . . . . . . . . .   (122,304)    (94,443)
                                                          ----------  ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY . . . . . . .  $     597   $     607
                                                          ==========  ==========

  The accompanying notes are an integral part of these financial statements.

                                FIRSTAUTO, INC.
                          (a Development Stage Company)
                      STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                                   From
                                                                               Inception on
                             From June    From June    From March  From March    March 24,
                             1, 2002 to  1, 2001 to   1, 2002 to   1, 2001 to  1999 through
                             August 31,  August 31,   August 31,   August 31,   August 31,
                              2002         2001         2002         2001         2002
                           -----------  -----------  -----------  -----------  -----------
Revenues. . . . . . . . .  $      -0-   $      -0-   $      -0-   $      -0-   $      -0-
                           -----------  -----------  -----------  -----------  -----------

Net Loss from Operations.      21,601        7,930       27,861       15,760      275,621
                           -----------  -----------  -----------  -----------  -----------

Net Income (Loss) . . . .  $  (21,601)  $   (7,930)  $  (27,861)  $  (15,760)  $ (275,621)
                           ===========  ===========  ===========  ===========  ===========

Loss per Share. . . . . .  $    (0.00)  $    (0.00)  $    (0.00)  $    (0.00)  $    (0.03)
                           ===========  ===========  ===========  ===========  ===========

Weighted Average
    Shares Outstanding. .   8,281,500    7,981,500    8,281,500    7,981,500    7,882,500
                           ===========  ===========  ===========  ===========  ===========

  The accompanying notes are an integral part of these financial statements.

                                FIRSTAUTO, INC.
                          (a Development Stage Company)
                      STATEMENTS OF CASH FLOW (UNAUDITED)

                                                               From
                                                           Inception on
                                   From March   From March   March 24,
                                   1, 2002 to   1, 2001 to 1999 through
                                    August 31,  August 31,  August 31,
                                       2002       2001        2002
                                     ---------  ---------  ----------
Operating activities

Net Income (Loss) . . . . . . . . .  $(27,861)  $(15,760)  $(275,621)
Items not effecting cash
Stock issued for services . . . . .         0          0      36,817
Increase in accounts receivable . .         0     (4,400)          0
Increase in accounts payable. . . .    27,851     17,438     121,201
                                     ---------  ---------  ----------

Net Cash from Operations. . . . . .       (10)    (2,722)   (117,603)
                                     ---------  ---------  ----------

Cash from financing activities

Proceeds from note payable. . . . .         0          0       1,700
Cash from sale of common stock. . .         0          0     116,500
                                     ---------  ---------  ----------

Net Cash from financing activities.         0          0     118,200
                                     ---------  ---------  ----------

Increase (Decrease) in Cash . . . .       (10)    (2,722)        597

Beginning Cash. . . . . . . . . . .       607      3,329           0
                                     ---------  ---------  ----------

Ending Cash . . . . . . . . . . . .  $    597   $    607   $     597
                                     =========  =========  ==========

Cash Paid For:
Interest. . . . . . . . . . . . . .  $      0   $      0   $       0
Taxes . . . . . . . . . . . . . . .  $      0   $      0   $       0

Non-Cash Financing Activities

The Company issued 6,816,500 shares of common stock for organization costs. These costs were valued at $6,817 and expensed in 1999.

The Company issued 300,000 shares of common stock for services. These costs were valued at $30,000 and expensed in September 2001.

  The accompanying notes are an integral part of these financial statements.

                                 FIRSTAUTO, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                 August 31, 2002


NOTES  TO  FINANCIAL  STATEMENTS

FirstAuto, Inc. ("the Company") has elected to omit substantially all footnotes to the financial statements for the period ended August 31, 2002, since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on Form 10-KSB for the Fiscal year ended February 28, 2002.

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

ITEM  2.  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION.

(A) PLAN OF OPERATION. Our Plan of Operation and Financial requirements are unchanged from our previous Quarterly Report, except that current market and economic conditions have resulted in a period of delay, in start-up.

     There is no assurance that our funding plans will be realized or that our requirements will be met. If we are not able to achieve this requirement, we may not be able to become or continue as a going concern. In this connection we refer to Note 2 of our previous audited financial statements: "The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is dependent upon raising capital to continue operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. It is management's plan to raise capital in order to define their operations, thus creating operating revenues." We further refer to Note 3: "The Company is a development stage company as defined in Financial Accounting Standards Board Statement 7. It is concentrating substantially all its efforts in raising capital and developing its business operations in order to generate significant revenues.

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




ITEM  1.  LEGAL  PROCEEDINGS.  None

ITEM  2.  CHANGE  IN  SECURITIES.  None

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES.  None

ITEM  4.  SUBMISSION  OF  MATTERS  TO  VOTE  OF  SECURITY  HOLDERS.  None

ITEM  5.  OTHER  INFORMATION.  None

ITEM  6.  REPORTS  ON  FORM  8-K.  None

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-Q Report for the second Quarter ended August 31, 2002, has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

     By signing this Quarterly Report, the undersigned hereby certify: (1) This Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



Dated:  October  3,  2002

                                FIRST AUTO, INC.


                                       by

                              /s/J. Dan Sifford=
                                 J. Dan Sifford
                               President/Director

--------------------------------------------------------------------------------

                                   EXHIBIT A2

                               CONSENT OF OFFICER

--------------------------------------------------------------------------------

                 CERITIFICATION PURSUANT TO 18 USC SECTION 1350

     In connection with this Quarterly Report on Form 10-QSB, I, J. Dan Sifford, president/director of this Registrant Company, hereby certify(s), to the best of my knowledge and belief:

(1) This report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in this report fairly presents, in all material aspects, the financial condition and results of operations of this Registrant Company.


 Dated:  October  7,  2002


                              /s/J. Dan Sifford
                                 J. Dan Sifford
                               president/director