Form 10KSB/A
period 2002-02-28
FIRST AUTO INC
filed 2002-12-02
CIK 1098589

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB/A

               [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended February 28, 2002

                        Commission File Number:  0-31759

                            Dated: November 19, 2001

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
      (b)  Form  8-K  Reports                                                 11
      (c)  Financial  Statements                                              11

                                  INTRODUCTION


     This amendment is being made to correct the auditors notes for the fiscal year. The notes were to read "as of February 28, 2001 and 2002. The correction is made in the independent Auditors Report.


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

Statements  of  Cash  Flows                        20

Notes  to  the  Financial  Statements              21 - 23

                          INDEPENDENT AUDITORS' REPORT


To  the  Board  of  Directors
 and  Stockholders  of
First  Auto,  Inc.

We have audited the accompanying balance sheets of First Auto, Inc. (a development stage company) (a Nevada corporation) as of February 28, 2001 and 2002 and the related statements of operations, stockholders' equity and cash flows for the years then ended and from inception on March 24, 1999 through February 28, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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