Form 10QSB
period 2002-11-30
FIRST AUTO INC
filed 2003-02-21
CIK 1098589

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

              [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             For the First Quarterly Period ended November 30, 2002

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

As of November 30, 2002, and February 15, 2003, the number of shares outstanding of the Registrant's Common Stock was 8,281,500.

Transitional  Small  Business  Disclosure  Format  (check one): yes [ ]   no [X]


PART  I:  FINANCIAL  INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS.

     The financial statements, for the three and nine months ended November 31, 2002, included herein have been prepared by the Company, without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnotes disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information not misleading.

             The Remainder of this Page is Intentionally left Blank

                                FIRSTAUTO, INC.
                          (a Development Stage Company)
                                 BALANCE SHEETS

                                                          November 30,   February 28,
                                                              2002          2002
                                                          (Unaudited)
-----------------------------------------------------------------------------------
                                    ASSETS

CURRENT ASSETS
    Cash . . . . . . . . . . . . . . . . . . . . . . . .  $       646   $     607
                                                          ------------  ----------
TOTAL CURRENT ASSETS . . . . . . . . . . . . . . . . . .          646         607
TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . . .  $       646   $     607
                                                          ============  ==========


      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

  Accounts payable - related party . . . . . . . . . . .  $   120,241   $  93,350
  Note payable - related party . . . . . . . . . . . . .        1,700       1,700
                                                          ------------  ----------
Total Liabilities. . . . . . . . . . . . . . . . . . . .  $   121,941   $  95,050
                                                          ------------  ----------

STOCKHOLDERS' EQUITY

  Common Stock, $.001 par value; authorized 100,000,000
     shares; issued and outstanding, 8,281,500 shares. .        8,282   $   8,282
  Additional Paid-In Capital . . . . . . . . . . . . . .      145,035     145,035
  Accumulated Equity (Deficit) . . . . . . . . . . . . .     (274,612)   (247,760)
                                                          ------------  ----------
Total Stockholders' Equity . . . . . . . . . . . . . . .     (121,295)    (94,443)
                                                          ------------  ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY . . . . . . .  $       646   $     607
                                                          ============  ==========

  The accompanying notes are an integral part of these financial statements.

                                FIRSTAUTO, INC.
                          (a Development Stage Company)
                            STATEMENTS OF CASH FLOW
                                  (Unaudited)

                                                                  From
                                                              Inception on
                                                               March 24,
                                       For the nine months   1999 through
                                       ended November 30,     November 30,
                                          2002       2001        2002
---------------------------------------------------------------------------
  Operating activities

    Net Income (Loss). . . . . . . . .  $(26,852)  $(22,473)  $(274,612)
    Items not effecting cash
      Stock issued for services. . . .         0          0      36,817
      Increase in accounts receivable.         0     (4,400)          0
      Increase in accounts payable . .    26,891     24,101     120,241
                                        ---------  ---------  ----------
  Net Cash from Operations . . . . . .        39     (2,772)   (117,554)
                                        ---------  ---------  ----------

  Cash from financing activities

    Proceeds from note payable . . . .         0          0       1,700
    Cash from sale of common stock . .         0          0     116,500
                                        ---------  ---------  ----------
  Net Cash from financing activities .         0          0     118,200
                                        ---------  ---------  ----------
  Increase (Decrease) in Cash. . . . .        39     (2,772)        646
  Beginning Cash . . . . . . . . . . .       607      3,329           0
                                        ---------  ---------  ----------
  Ending Cash. . . . . . . . . . . . .  $    646   $    557   $     646
                                        =========  =========  ==========

  Cash Paid For:
    Interest . . . . . . . . . . . . .  $      0   $      0   $       0
    Taxes. . . . . . . . . . . . . . .  $      0   $      0   $       0

     Non-Cash  Financing  Activities

     The Company issued 300,000 shares of common stock for services. These costs were valued at $30,000 and expensed in September 2001.

                                FIRSTAUTO, INC.
                          (a Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                                                  From
                                                                               Inception on
                                                                                 March 24,
                             For the three months      For the nine months     1999 through
                              ended November 30,        ended November 30,     November 30,
                              2002         2001         2002         2001         2002
-------------------------------------------------------------------------------------------
Revenues. . . . . . . . .  $      -0-   $      -0-   $      -0-   $      -0-   $      -0-
                           -----------  -----------  -----------  -----------  -----------
Net Loss from Operations.      21,601        7,930       49,462       15,760      297,222
                           -----------  -----------  -----------  -----------  -----------
Net Income (Loss) . . . .  $  (21,601)  $   (7,930)  $  (49,462)  $  (15,760)  $ (297,222)
                           ===========  ===========  ===========  ===========  ===========
Loss per Share. . . . . .  $    (0.00)  $    (0.00)  $    (0.01)  $    (0.00)  $    (0.04)
                           ===========  ===========  ===========  ===========  ===========
Weighted Average
    Shares Outstanding. .   8,281,500    7,981,500    8,281,500    7,981,500    7,882,500
                           ===========  ===========  ===========  ===========  ===========

  The accompanying notes are an integral part of these financial statements.

                                 FIRSTAUTO, INC.
                          (A Development Stage Company)
                   Notes to the Unaudited Financial Statements
                                November 30, 2002


NOTES  TO  FINANCIAL  STATEMENTS

FirstAuto, Inc. ("the Company") has elected to omit substantially all footnotes to the financial statements for the period ended November 30, 2002, since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on Form 10-KSB for the Fiscal year ended February 28, 2002.

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

(B) DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. We have enjoyed no revenues since inception, until this most recent quarter. Our un-audited financial statements reflect $20,000 in non-recurring revenues against expenses of $18,991, for a Net Profit of $1,009. Our revenues were attributable to non-recurring private consultation services. Our expenses were attributable to legal and professional expenses, and continuous auditing. We had no revenues in the comparable quarter of the previous year, during which our legal and professional expenses were $6,713. We have an insignificant amount of cash no other assets. A substantial portion of our deficient have been funded by advances from shareholders which must be repaid.

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


     PART  II:  OTHER  INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS.  None

ITEM  2.  CHANGE  IN  SECURITIES.  None

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES.  None

ITEM  4.  SUBMISSION  OF  MATTERS  TO  VOTE  OF  SECURITY  HOLDERS.  None

ITEM  5.  OTHER  INFORMATION.  None

ITEM  6.  EXHIBITS AND REPORTS ON FORM 8-K.  Certification(s) Pursuant to 18 USC
Section  1350

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-Q Report for the second Quarter ended November 31, 2002, has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.


Dated:  February  15,  2002

                                FIRST AUTO, INC.

                                       by

                              /s/J. Dan Sifford
                                 J. Dan Sifford
                               President/Director

--------------------------------------------------------------------------------

                                   EXHIBIT QA3
                 CERITIFICATION PURSUANT TO 18 USC SECTION 1350

--------------------------------------------------------------------------------

                 CERITIFICATION PURSUANT TO 18 USC SECTION 1350



      J. Dan Sifford., Officer/Director of this Registrant Company, hereby certify(s), to the best of my (our) knowledge and belief:

     In connection with this Quarterly Report on Form 10-QSB, dated February 15, 2002, for the Quarter ended November 30, 2002 I/we certify:


     (1) This report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and


     (2) The information contained in this report fairly presents, in all material aspects, the financial condition and results of operations of this Registrant Company.


Certification  Dated:  February  15,  2003


                                /s/J. Dan Sifford
                                 J. Dan Sifford