Form 10KSB
period 2003-02-28
FIRST AUTO INC
filed 2003-06-03
CIK 1098589

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2003

Commission File Number: 000-31759

Dated: May 16, 2003

First Auto, Inc.
(Exact name of the small business issuer as specified in its charter)

Nevada	88-0423037
(Jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

3131 Southwest Freeway, Number 46, Houston TX	77098
(Address of principal executive offices)	(Zip Code)
713-522-7550
Registrant's telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:  :    None

Securities registered pursuant to Section 12(g) of the Act:  :    Common Stock

As of 2/28/03, 8,281,500 Common shares were issued and outstanding.

As of 2/28/03 , 1,481,500 shares of shares of Common Stock were held by non-affiliates. There is currently no public trading or market value for our common equity voting stock.

Yes☒ No☐ (Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.)

☐ (Indicate by check mark whether if disclosure of delinquent filers (Section 229.405) is not and will not to the best of Registrant's knowledge be contained herein, in definitive proxy or information statements incorporated herein by reference or any amendment hereto.)

Transitional Small Business Disclosure Format (check one): yes ☐no ☒

Page - 1

Page - 2

INTRODUCTION

   Current market conditions have been and remain extremely hostile to development stage companies. We are such a company. Not only has investment capital become unavailable, but short-sellers are enjoying a free reign and successful opportunity to exploit the current depressed market, and have been forcing down the market value of many OTCBB (Over-The-Counter Bulletin Board) companies, upon any announcement of progress by them. As a result, we, like many others, are virtually disabled, for the present term, in developing the funding to pursue actively our business plan.

PART I

ITEM 1. Description of Business.

(a) Organization. This Corporation First Auto, Inc. was duly incorporated in Nevada on March 24, 1999, with the intention of initiating a wholesale consumer finance company that will be engaged in purchasing automobile loans from third-party loan generation sources.

(b) Issuance of Common Stock.

On March 29, 1999, we issued 6,816,500 Founders Shares, pursuant to Section 4(2) of the Securities Act of 1933, at par value for organizational services, valued at $6,816 to three founders.	6,816,500
On that same day, the Officers were empowered and directed to conduct a private placement/limited offering of up to 1,250,000 shares of common stock, at $0.10 per share, to accredited purchasers, and not more than 35 unaccredited purchasers. On June 14, 1999, the offering closed, 1,165,000 shares having been placed and sold to 13 investors, pursuant to Section 4(2) of the Act, at $0.10 per share, for a total of $165,000.	1,165,000
On or about September 4, 2001, we issued 300,000 shares, pursuant to registration under the Act, for services, of which 250,000 shares were for legal services to our attorneys, and 50,000 to our sole remaining officer.	300,000
As a result, we have 8,281,500 shares of common stock issued and outstanding.	8,281,500

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

(d) Reverse Acquisition Contingency. We are not a candidate for a reverse acquisition transaction. We are committed to the development of our business plan. A mature and businesslike evaluation of our affairs require the consideration of the foreseeable possibility of business failure. Accordingly, this report will include a discussion of that contingency. While we have no present plans to engage in Reverse Acquisition transactions, such transactions are possible and foreseeable, and for the reason that we are thinly capitalized, and have ambitious plans for a capital intensive business, with no assurance that our capital need will be realized. We feel that additional disclosure regarding such a contingency is appropriate and we provide a discussion and disclosure. This subject is further discussed in Item 2 of this Part, Management's Discussion and Analysis .

Page - 3

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

Page - 4

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

Page - 5

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

Page - 6

   (1) Financial condition. Our balance sheet is substantially unchanged.
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

   (2) Operations and Results for the past two fiscal years. We have not launched operations since our inception on March 24, 1999, and have no operating history. Our activities have been organizational, and have focused on seeing our corporation audited and reporting pursuant to Section 13(g) of the 1934 Act, and most recently, submission for quotation over the counter. We have enjoyed no revenues since inception, with the exception of a one time, non-recurring revenue of 20,000.00. This one time event is not deemed indicative of furture results or expectations.

   Our expenses consist principally of legal and professional expenses which were less this year than last year.

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

Page - 7

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

(b) Financial Statements. Audited Financial Statements for years ended February 28, 2003, February 29, 2002, and from inception, are provided as Exhibit FK-02, attached hereto, filed herewith and incorporated herein by this reference as though fully set forth herein. Our Balance Sheet and Statement of Operations have been selectively reproduced in the preceding Item 6 and discussed therein.

Page - 8

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

   J. Dan Sifford, Jr. , age 63, our Secretary/Director appointed August 2001, grew up in Coral Gables, Florida, where he attended Coral Gables High School and the University of Miami. After leaving the University of Miami, Mr. Sifford formed a wholesale consumer goods distribution company which operated throughout the southeastern United States and all of Latin America. In 1965, as an extension of the operations of the original company, he founded Indiasa Corporation (Indiasa), a Panamanian company which was involved in supply and financing arrangements with many of the Latin American Governments, in particular, their air forces and their national airlines. As customer requirements dictated, separate subsidiaries were established to handle specific activities. During each of the past five years he has served as President of Indiasa, which serves only as a holding company owning: 100% of Indiasa Aviation Corp. (a company which owns aircraft but has no operations); 100% of Overseas Aviation Corporation (a company which owns Air Carrier Certificates but has no operations); 50% of Robmar International, S.A. (a company operates a manufacturing plant in Argentina and Brazil, but in which Mr. Sifford holds no office). In addition to his general aviation experience, Mr. Sifford, an Airline Transport rated pilot, has twenty two years experience in the airline business, and is currently the President of Airline of the Virgin Islands, Ltd. a commuter passenger airline operating in the Caribbean, and has been our president continuously during each of the past five years.

   Mr. Sifford is currently an officer and director of GYK Ventures, Inc. , a reporting public company, entering the travel industry. He has served as Officer and Director of other development stage companies.

Page - 9

ITEM 10. Executive Compensation.

					Long Term Compensation

		Annual Compensation			Awards		Payouts

a Name and Principal Position	b Year ended	c Salary ($)	d Bonus ($)	e Other Annual Compen-sation ($)	f Restric-ted Stock Awards ($)	g Securi-ties Under- lying Options SARs (#)	h LTIP Payouts ($)	i All Other Compen-sation ($)
J. Dan Sifford, Jr.	2003	0	0	0	0	0	0	0
President/CEO	2002	0	0	0	5,000 (1)	0	0	0
	2001	0	0	0	0	0	0	0
	2000	0	0	0	0	0	0	0

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

Name and Address of Beneficial Owner	Actual Ownership	%
J. Dan Sifford Sole Officer/Director 3131 Southwest Freeway, Suite 48 Houston TX 77098	6,800,000	82.11
Reference: Total Issued/Outstanding	8,281,500	100.00

Page - 10

ITEM 12. Certain Relationships and Related Transactions.

   None.

ITEM 13. Controls and Procedures.

   Evaluation of Disclosure Controls and Procedures. Based upon an evaluation under supervision and with the participation of our management, as of a date within 90 days of the filing date of this Annual Report on form 10-KSB, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c)) under the Securities Exchange Act of 1934, are effective to ensure that information required to be disclosed (in reports that we file or submit under that Exchange Act) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

   Changes in Internal Accounting. There were no significant changes in our internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation. There wee no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken. However, the design of any system of controls is based in part upon the assumptions about the likelihood of future events, and there is no certainty that any design will succeed in achieving its stated goal under all potential future considerations, regardless of how remote.

ITEM 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) Exhibits. The following exhibits may be found as exhibits to our Form 10-SB, as exhibit number as listed.

   Table Category Exhibit Table # Description of Exhibit

   [3] Articles/Certificates of Incorporation, and By-Laws

      (3.1) Articles of Incorporation

     (3.2) By-Laws

(b) Form 8-K Reports. None.

(c) Financial Statements. Audited Financial Statements for the years ended February 28, 2003, and February 28, 2002, and from inception. Please see Attachment FK-03.

Page - 11

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the individual capacities and on the date indicated.

Dated: May 14, 2003.

First Auto, Inc.

by

/s/J. Dan Sifford
J. Dan Sifford
Sole Officer/Director

Page - 12

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906
OF THE SARBANES-OXLEY ACT OF 2002

Page - 13

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION OF SOLE OFFICER

In connection with the Annual Report of First Auto, Inc. a Nevada corporation (the "Company"), on 10-KSB for the February 28, 2003 as filed with the Securities and Exchange Commission (the "Report"), I, Dan Sifford, Chief Operating Officer of the Company, certify, pursuant to 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350), that to my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Dan Sifford
Dan Sifford
Chief Operating Officer
May 22, 2003

Page - 14

Certification
Section 302 of the
Sarbanes Oxley Act of 2002

Page - 15

CERTIFICATIONS Pursuant to Section 302

I, Dan Sifford certify that:

1. I have reviewed this annual report on Form 10-KSB of First Auto, Inc. ;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 22, 2003
/s/Dan Sifford
Dan Sifford
Sole Officer / Director

Page - 16

Attachment FK-03

Audited Financial Statements
for the years ended

February 28, 2003, February 28, 2002,
and from inception

Page - 17

C O N T E N T S

Page - 18

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors
and Stockholders of
First Auto, Inc.

We have audited the accompanying balance sheets of First Auto, Inc. (a development stage company) (a Nevada corporation) as of February 28, 2003 and 2002 and the related statements of operations, stockholders’ equity and cash flows for the years then ended and from inception on March 24, 1999 through February 28, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First Auto, Inc. as of February 28, 2003 and 2002 and the results of its operations and cash flows for the years then ended and from inception on March 24, 1999 through February 28, 2003 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has little operating capital, no revenues and is dependent on financing to continue operations. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Chisholm & Associates
Chisholm & Associates
North salt Lake, UT
May 22, 2003

Page - 19

FIRST AUTO, INC.
(A Development Stage Company)
Balance Sheets

	February 28,
	2003	2002
ASSETS
CURRENT ASSETS
Cash	$601	607

Total Current Assets	601	607

TOTAL ASSETS	601	607

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable - related party	$144,539	93,350
Note payable - related party	1,700	1700

Total Current Liabilities	146,239	95,350

STOCKHOLDERS’ EQUITY
Common stock, par value $0.001; 100,000,000
shares authorized, 8,281,500 shares issued and outstanding	8,282	8,282
Additional paid-in capital	145,035
Deficit accumulated during the development stage	(298,955)	(247,760)

Total Stockholders’ Equity	(145,638)	(94,443)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$601	$607

          The accompanying notes are an integral part of these financial statements.

Page - 20

FIRST AUTO, INC.
(A Development Stage Company)
Statements of Operations

			From
			Inception on
			March 24,
	For the Year Ended		1999 to
	February 28,		February 28,
	2003	2002	2003

REVENUE	$20,000	0	$20,000

EXPENSES

General and administrative	71,195	104,640	318,955

NET INCOME (LOSS)	$(51,195)	$(104,640)	$(298,955)

NET INCOME (LOSS) PER SHARE	$(0.00)	$(0.02)	$(0.03)

WEIGHTED AVERAGE SHARES
OUTSTANDING	8,281,500	8,106,500	8,091,312

 The accompanying notes are an integral part of these financial statements.

Page - 21

FIRST AUTO, INC.
(A Development Stage Company)
Statement of Stockholders’ Equity

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-In	Development
	Shares	Amount	Capital	Stage

Balance at inception on
March 24, 1999	0	$0	$0	$0

Common stock issued for
services at $0.001 per share	6,816,500	6,817	0	0

Common stock issued for
cash at $0.10 per share	1,165,000	1,165	115,335	0

Net loss for the year ended
February 29, 2000	0	0	0	(119,988)

Balance, February 29, 2000	7,981,500	7,982	115,335	(119,988)

Net loss for the year ended
February 28, 2001	0	0	0	(23,132)

Balance, February 28, 2001	7,981,500	7,982	115,335	(143,120)

Common stock issued for
services at $0.10 per share	300,000	300	29,700	0

Net loss for the year ended
February 28, 2002	0	0	0	(104,640)

Balance, February 28, 2002	8,281,500	8,282	145,035	(247,760)

Net loss for the year ended
February 28, 2003	0	0	0	(51,195)

Balance, February 28, 2003	8,281,500	$8,282	$1145,035	$(298,955)

   The accompanying notes are an integral part of these financial statements.

Page - 22

FIRST AUTO, INC.
(A Development Stage Company)
Statements of Cash Flows

			From
			Inception
			on
			March 24,
	For the Year Ended		1999 to
	February 28,		February 28,
	2003	2002	2003
CASH FLOWS USED BY OPERATIONS

Net loss	$(51,195)	$(104,640)	$(298,955)
Adjustment to reconcile net loss to
net cash used by operations:
Stock issued for services	0	30,000	36,817
Increase in payables - related party	51,189	70,218	144,539
Net Cash Flows Used in Operating
Activities	(6)	(4,422)	(117,599)

CASH FLOW USED FOR INVESTING
ACTIVITIES	0	0	0
CASH FLOWS FROM FINANCING
ACTIVITIES

Proceeds from note payable	0	1,700	1,700
Shares issued for cash	0	0	116,500
Net Cash Flows from Financing
Activities		1,700	118,200
INCREASE (DECREASE) IN CASH	(6)	(2,722)	601

CASH - BEGINNING OF PERIOD	607	3,329	0

CASH - END OF PERIOD	$601	$607	$601

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash Paid for:
Interest	$0	$0	$0
Taxes	$0	$0	$0

Non-Cash Financing Activities:

The Company issued 6,816,500 shares of common stock for organization costs. These costs were valued at $6,817 and expensed in 1999.

The Company issued 300,0000 shares of common stock for services. These services were valued at $30,000 and expensed in September 2001.

Page - 23

FIRST AUTO, INC.
(A Development Stage Company)
Notes to Financial Statements
February 28, 2003 and 2002

NOTE 1 -   SIGNIFICANT ACCOUNTING POLICIES

   a. Organization

First Auto, Inc. (“the Company”) was incorporated under the laws of the State of Nevada on March 24, 1999. The Company intends to establish a wholesale consumer finance company that will be engaged in the business of purchasing automobile loans from third party loan generation sources, then bundling, in traunches, of one million dollars, and then reselling the bundles (without recourse), secured primarily by first liens on the automobiles.

   b. Accounting Method

   The Company recognizes income and expenses on the accrual basis of accounting.

   c. Earnings (Loss) Per Share

The computation of earnings per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements.

	Income (Loss)	Shares	Per-Share
	(Numerator)	Denominator	Amount

For the year ended
February 28, 2003:

Basic EPS
Income (loss) to common
Stockholders	$(51,195)	8,281,500	$(0.00)

For the year ended
February 28, 2002:

Basic EPS
Income (loss) to common
Stockholders	$(104,640)	8,106,500	$(0.02)

From inception on March 24,
1999 to February 28, 2003:

Basic EPS
Income (loss) to common
Stockholders	$(298,955)	8,091,312	$(0.03)

   d. Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.

Page - 24

FIRST AUTO, INC.
(A Development Stage Company)
Notes to Financial Statements
February 28, 2003 and 2002

NOTE 1 -   SIGNIFICANT ACCOUNTING POLICIES (Continued)

   e. Provision for Income Taxes

No provision for income taxes has been recorded due to net operating loss carryforwards totaling approximately $298,955 that will be offset against future taxable income. These NOL carryforwards begin to expire in the year 2021. No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater change the carryforward will expire unused.

Deferred tax assets and the valuation account is as follows at February 28, 2003 and 2002:

	February 28,
	2003	2002
Deferred tax asset:
NOL carryforward	$89,600	$74,300

Valuation allowance	(89,600)	(74,300)

Total	$0	$0

   f. Organization Cost

The Company incurred $6,817 or organization costs in 1999. These costs, which were paid by shareholders of the Company, were exchanged for 6,816,500 shares of common stock. These costs were expenses in 1999 and will be recovered only if the Company is able to generate positive cash flow from operations.

NOTE 2 -   GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is dependent upon raising capital to continue operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. It is management’s plan to raise capital in order to define their business operations, thus creating necessary operating revenue.

NOTE 3 -   DEVELOPMENT STAGE COMPANY

The Company is a development stage company as defined in Financial Accounting Standards Board Statement No. 7. It is concentrating substantially all of its efforts in raising capital and developing its business operations in order to generate significant revenues.

Page - 25

FIRST AUTO, INC.
(A Development Stage Company)
Notes to Financial Statements
February 28, 2003 and 2002

NOTE 4 -   RELATED PARTY

During 2003 and 2002, the Company accrued $71,189 and $70,218 for professional fees to a corporation affiliated with a major shareholder, Paladin Global Group. At February 28, 2003 and 2002, the Company made payments in the amount of $19,900 and $-0- respectively. Balances due to this related party for 2003 and 2002 was $144,539 and $93,350 respectively.

During 2001, the Company received $1,700 from a corporation affiliated with a major shareholder, Polyandrous Trading Group. The balance payable at February 28, 2003 is $1,700. The note is non-interest bearing and payable upon demand.

Page - 26