Form 10QSB
period 2003-05-31
FIRST AUTO INC
filed 2003-07-16
CIK 1098589

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
949-487-7295
Registrant's telephone number, including area code

As of May 31, 2002, and February 15, 2003, the number of shares outstanding of the Registrant's Common Stock was 8,281,500 .

Transitional Small Business Disclosure Format (check one): yes [ ] no [X]

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements.

The financial statements, for the three months ended May 31, 2003, included herein have been prepared by the Company, without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnotes disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information not misleading.

The Remainder of this Page is Intentionally left Blank

FIRST AUTO, INC.
(A Development Stage Company)

FINANCIAL STATEMENTS

May 31, 2003 and 2002

C O N T E N T S

Independent Auditors’ Report

Balance Sheets

Statements of Operations

Statements of Stockholders’ Equity

Statements of Cash Flows

Notes to the Financial Statements

FIRST AUTO, INC.
(A Development Stage Company)
Balance Sheets

	May 31,	February 28,
	2003	2003
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$591	$601

Total Current Assets	591	601

TOTAL ASSETS	$591	$601

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable - related party	$162,544	$144,539
Note payable - related party	1,700	1,700

Total Current Liabilities	164,244	146,239

STOCKHOLDERS’ EQUITY
Common stock, par value $0.001; 100,000,000
shares authorized, 8,281,500 shares
issued and outstanding	8,282	8,282
Additional paid-in capital	145,035	145,035
Deficit accumulated during the development stage	(316,970)	(298,955)

Total Stockholders’ Equity	(163,653)	(145,638)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$591	$601

      The accompanying notes are an integral part of the financial statements.

FIRST AUTO, INC.
(A Development Stage Company)
Statements of Operations
(Unaudited)

			From
			Inception on
			March 24,
	For the three months Ended		1999 to
	May 31,		May 31,
	2003	2002	2003
REVENUE	$-	$-	$20,000
EXPENSES
General and administrative	18,015	6,260	336,970

NET INCOME (LOSS	$(18,015)	$(6,260)	$(316,970)

NET INCOME (LOSS) PER SHARE	$(0.00)	$(0.00)	$(0.03)

WEIGHTED AVERAGE SHARES
OUTSTANDING	8,281,500	8,281,500	8,091,312

                The accompanying notes are an integral part of the financial statements.

FIRST AUTO, INC.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

			From
			Inception on
			March 24,
	For the three months Ended		1999 to
	May 31,		May 31,
	2003	2002	2003
CASH FLOWS USED BY OPERATIONS

Net loss	$(18,015)	$(6,260)	$(316,970)
Adjustment to reconcile net loss to
net cash used by operations:
Stock issued for services	-	-	36,817
Increase in payables - related party	18,005	6,260	162,544

Net Cash Flows Used in Operating
Activities	(10)	-	(117,609)

CASH FLOW USED FOR INVESTING
ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING
ACTIVITIES

Proceeds from note payable	-	-	1,700
Shares issued for cash	-	-	116,500

Net Cash Flows from Financing
Activities	-	-	118,200

INCREASE (DECREASE) IN CASH	(10)	-	591

CASH - BEGINNING OF PERIOD	601	607	-

CASH - END OF PERIOD	$591	$607	$591

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash Paid for:
Interest	$-	$-	$-
Taxes	$-	$-	$-

Non-Cash Financing Activities:

The Company issued 6,816,500 shares of common stock for organization costs. These costs were valued at $6,817 and expensed in 1999.

The Company issued 300,0000 shares of common stock for services. These services were valued at $30,000 and expensed in September 2001.

The accompanying notes are an integral part of the financial statements.

FIRST AUTO, INC.
(A Development Stage Company)
Notes to Financial Statements
May 31, 2003 and 2002
(Unaudited)

Versatech, Inc. and Subsidiaries (the Company) has elected to omit substantially all footnotes to the financial statements for the three months ended May 31, 2003 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on Form 10-KSB for the fiscal year ended December 31, 2002.

UNAUDITED INFORMATION

The information furnished herein was taken from the books and records of the Company without audit. However, such information reflects all adjustments which are, in the opinion of management, necessary to properly reflect the results of the interim period presented. The information presented is not necessarily indicative of the results from operations expected for the full fiscal year.

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

(2) Summary of Product Research and Development . None.

(3) Expected purchase or sale of plant and significant equipment . None.

(4) Expected significant change in the number of employees . None for the present. Following launch of operations, we would expect to require a staff of employees. The number required would grow as our operations might grow.

(b) Discussion and Analysis of Financial Condition and Results of Operations. We have enjoyed no revenues during the periods covered by this report, or in the correstponding period of the previous year.

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

PART II: OTHER INFORMATION

Item 1. Legal Proceedings . None

Item 2. Change in Securities . None

Item 3. Defaults Upon Senior Securities . None

Item 4. Submission of Matters to Vote of Security Holders . None

Item 5. Other Information . None

Item 6. Exhibits and Reports on Form 8-K . Ceritification(s) Pursuant to 18 USC Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-Q Report for the Quarter ended May 31, 2003, has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

Dated: July 15, 2002

First Auto, Inc.

by

J. Dan Sifford
J. Dan Sifford
President/Director

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906 OF THE
SARBANES-OXLEY ACT OF 2002

CERTIFICATION OF SOLE OFFICER

In connection with the Quarterly Report of First Auto, Inc. a Nevada corporation (the "Company"), on 10-KSB for the February 28, 2003 as filed with the Securities and Exchange Commission (the "Report"), I, Dan Sifford, Chief Operating Officer of the Company, certify, pursuant to 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350), that to my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Dan Sifford
Dan Sifford
Chief Operating Officer
July 15, 2003

Certification
Section 302 of the
Sarbanes Oxley Act of 2002

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

Date: July 15, 2003
/s/Dan Sifford
Dan Sifford
Sole Officer / Director