Form 10QSB/A
period 2003-05-31
FIRST AUTO INC
filed 2003-08-27
CIK 1098589

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

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

This amendment is being made to change the financial statements table of contents. Previously filed the table of contents showed there was an Auditors Report. This was not placed in the filing as they are unaudited financials. The correct format is herein complete.

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