Form 10KSB/A
period 2003-02-28
FIRST AUTO INC
filed 2003-09-17
CIK 1098589

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2003

Commission File Number: 000-31759

Dated: September 11, 2003

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

(b) Issuance of Common Stock.

On March 29, 1999, we issued 6,816,500 Founders Shares, pursuant to Section 4(2) of the Securities Act of 1933, at par value for organizational services, valued at $6,816 to three founders.	6,816,500
On that same day, the Officers were empowered and directed to conduct a private placement/limited offering of up to 1,250,000 shares of common stock, at $0.10 per share, to accredited purchasers, and not more than 35 unaccredited purchasers. On June 14, 1999, the offering closed, 1,165,000 shares having been placed and sold to 13 investors, pursuant to Section 4(2) of the Act, at $0.10 per share, for a total of $116,500	1,165,000
On or about September 4, 2001, we issued 300,000 shares, pursuant to registration under the Act, for services, of which 250,000 shares were for legal services to our attorneys, and 50,000 to our sole remaining officer.	300,000
As a result, we have 8,281,500 shares of common stock issued and outstanding.	8,281,500

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

(b) Holders. Management calculates that the approximate number of holders of the Company's Common Stock, as of February 28, 2003, was 37.

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

   (2) Operations and Results for the past two fiscal years. We have not launched operations since our inception on March 24, 1999, and have no operating history. Our activities have been organizational, and have focused on seeing our corporation audited and reporting pursuant to Section 13(g) of the 1934 Act, and most recently, submission for quotation over the counter. We have enjoyed no revenues since inception, with the exception of a one time, non-recurring revenue of 20,000.00 for indcidental consulting services.  This one time event is not deemed indicative of furture results or expectations.

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

Exhibit 31

Page - 13

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

Date: September 11, 2003
/s/Dan Sifford
Dan Sifford
Sole Officer / Director

Page - 14

Exhibit 32

Page - 15

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
September 11, 2003

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

  g. Revenue Recognition

Income and expenses are recognized on the accrual method of accounting. Revenues recorded are for consulting services performed.

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