Form 10QSB
period 2003-09-30
FIRST AUTO INC
filed 2003-11-13
CIK 1098589

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the SECOND Quarterly Period ended August 31, 2003

Commission File Number: 000-31759

First Auto, Inc.

Nevada	88-0423037

(Jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

3131 Southwest Freeway, Number 46, Houston TX	77098

(Address of principal executive offices)	(Zip Code)
949-487-7295
Registrant's telephone number, including area code

As of August 31, 2002, the number of shares outstanding of the Registrant's Common Stock was 8,281,500 .

Transitional Small Business Disclosure Format (check one): yes [ ] no [X]

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements.

The financial statements, for the three months and six months ended August 31, 2003, included herein have been prepared by the Company, without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnotes disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information not misleading.

The Remainder of this Page is Intentionally left Blank

Page - 1

First Auto, Inc.

Financial Statements

August 31, 2003

Page - 2

First Auto, Inc.
(a Development Stage Company)
Balance Sheets

	August 31,	February 28,
	2003	2003
ASSETS	(Unaudited )
Current Assets
Cash	$573	$601

Total Current Assets	$573	601

Property & Equipment, Net	-	-

Total Assets	$573	$601

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable - related party	$178,741	$144,539
Note Payable - related party	$1,700	$1,700

Total Current Liabilities	180,441	146,239

Total Liabilities	$180,441	146,239

Stockholders' Equity
Common Stock, Authorized 100,000,000 Shares of $.001 Par Value,
8,281,500 and 8,281,500 shares issued and outstanding respectively	8,282	8,282
Additional Paid in Capital	145,035	145,035
Accumulated Deficit	(333,185)	(298,955)

Total Stockholders' Equity	(179,868)	(145,638)

Total Liabilities and Stockholders' Equity	$573	$601

The accompanying notes are an integral part of these financial statements

Page - 3

First Auto, Inc.
(a Development Stage Company)
Statments of Operations
(Unaudited)

	For the three	For the three	For the six	For the six	From Inception
	months ended	months ended	months ended	months ended	on March 24, 1999
	August 31,	August 31,	August 31,	August 31,	thru August 31,
	2003	2002	2003	2002	2003

Revenues	$-	$-	$-	$-	$20,000

Operating Expenses
General & Administrative	16,216	21,601	29,189	27,861	348,144

Total Operating Expenses	16,216	21,601	29,189	27,861	348,144

Operating Income (Loss) before discontinued operations	(16,216)	(21,601)	(29,189)	(27,861)	(328,144)

(Loss) from discontinued operations	-	-	-	-	-
(Loss) from disposal of discontinued operations	-	-	-	-	-

Net (loss) from operations	(16,216)	(21,601)	(29,189)	(27,861)	(328,144)

Other Income (Expense)
Impairment Loss
Bad debt expense	-	-	-	-	-
Interest Expense		-	(5,041)	-	(5,041)

Total Other Income (Expense)	-	-	(5,041)	-	(5,041)

Net Income (Loss)	$(16,216)	$(21,601)	$(34,230)	$(27,861)	$(333,185)

Net Income (Loss) Per Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.04)

Weighted Average Shares Outstanding	8,281,500	8,281,500	8,281,500	8,281,500	7,996,123

The accompanying notes are an integral part of these financial statements

Page - 4

First Auto, Inc.
(a Development Stage Company)
Statements of Cash Flows
(Unaudited)

			From inception
	For the six months ended		on March 24, 1999
	August 31,		to August 31,
	2003	2002	2003

Cash Flows from Operating Activities

Net Income (Loss)	$(34,230)	$(27,861)	$(333,185)
Adjustments to Reconcile Net Loss to Net Cash
Provided by Operations:
Bad debt expense	-	-	-
Stock Issued for Services	-	-	36,817
Change in Assets and Liabilities	-	-	-
(Increase) in Accounts Payable -related	34,202	27,851	178,741
Increase (Decrease) in Accounts Payable and Accrued Expenses			-

Net Cash Provided(Used) by Operating Activities	(28)	(10)	(117,627)

Cash Flows from Investing Activities
Cash paid for Accounts Receivable	-	-	-

Net Cash Provided (Used) by Investing Activities	-	-	-

Cash Flows from Financing Activities
Cash received from related party		-	1,700
Cash received from subscription receivable	-	-	-
Cash received from spin-off	-	-	-
Common stock issued for cash	-	-	116,500

Net Cash Provided(Used) by Financing Activities	-	-	118,200

Increase (Decrease) in Cash	(28)	(10)	573

Cash and Cash Equivalents at Beginning of Period	601	607	-

Cash and Cash Equivalents at End of Period	573	597	$573

Cash Paid For:
Interest	$-	$-	$-

Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements

Page - 5

First Auto, Inc.
Notes to the Financial Statements
August 31, 2003

GENERAL

First Auto, Inc. (the Company) has elected to omit substantially all footnotes to the financial statements for the six months ended August 31, 2003 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on Form 10-KSB for the fiscal year ended February 28, 2003.

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

Page - 6

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

Item 1. Legal Proceedings . None

Item 2. Change in Securities . None

Item 3. Defaults Upon Senior Securities . None

Item 4. Submission of Matters to Vote of Security Holders . None

Item 5. Other Information . None

Page - 7

Item 6. Exhibits and Reports on Form 8-K . Ceritification(s) Pursuant to 18 USC Section 1350
Exhibit 31. Section 302 Certification

Exhibit 32. Certification Pursuant TO 18 USC Section 1350

Dated: November 13, 2003

First Auto, Inc.

by

/s/J. Dan Sifford
J. Dan Sifford
President/Director

Page - 8

Exhibit 31

Section 302 Certification

Page - 9

   CERTIFICATIONS PURSUANT TO SECTION 302

I, J. Dan Sifford , president/director, certify that:

1. I have reviewed this quarterly report of First Auto, Inc, a Nevada Corporation, on Form 10-QSB of September 30, 2003;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 13, 2003
/s/J. Dan Sifford
J. Dan Sifford
President/Director

Page - 10

Exhibit 32

CERTIFICATION PURSUANT TO 18 USC SECTION 1350

Page - 11

 CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE
SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of First Auto, Inc , a Nevada corporation (the "Company"), on Form 10-QSB for the quarter ended September 30, 2003 as filed with the Securities and Exchange Commission (the "Report"), I, J. Dan Sifford , president/director of the Company, certify, pursuant to 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350), that to my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: November 13, 2003

/s/J. Dan Sifford
J. Dan Sifford
President/Director

Page - 12