Form 10KSB/A
period 2003-02-28
FIRST AUTO INC
filed 2004-01-14
CIK 1098589

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A 2

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2003

Commission File Number: 000-31759

Dated: January 14, 2004

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

The purpose of this filing is to correct only Note 1 on page 22.

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
(A Development Stage Company)
Notes to Financial Statements
February 28, 2003 and 2002

NOTE 1 -   SIGNIFICANT ACCOUNTING POLICIES

   a. Organization

First Auto, Inc. (“the Company”) was incorporated under the laws of the State of Nevada on March 24, 1999. The Company intends to become an Internet information destination in the United States for first-time buyers of new and used vehicles and for consumers seeking information on automotive products and services, such as insurance, financing and warranties.

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