Form 10QSB
period 2003-11-30
FIRST AUTO INC
filed 2004-02-18
CIK 1098589

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the THIRD Quarterly Period ended November 30, 2003

Commission File Number: 000-31759

First Auto, Inc.

Nevada	88-0423037

(Jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

3131 Southwest Freeway, Number 46, Houston TX	77098

(Address of principal executive offices)	(Zip Code)
949-487-7295
Registrant's telephone number, including area code

As of November 30, 2002, 2003, the number of shares outstanding of the Registrant's Common Stock was 8,281,500 .

Transitional Small Business Disclosure Format (check one): yes [ ] no [X]

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements.

The financial statements, for the three months and nine months ended November 30, 2003, included herein have been prepared by the Company, without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnotes disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information not misleading.

The Remainder of this Page is Intentionally left Blank

Page - 1

First Auto, Inc.
(a Development Stage Company)
Balance Sheets

	November 30,	February 28,
	2003	2003
	(Unaudited)
ASSETS
Current Assets
Cash	$564	$601

Total Current Assets	$564	601

Property & Equipment, Net	-	-

Total Assets	$564	$601

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable - related party	$193,504	$144,539
Note Payable - related party	$1,700	$1,700

Total Current Liabilities	195,204	146,239

Total Liabilities	$195,204	146,239

Stockholders' Equity
Common Stock, Authorized 100,000,000 Shares of $.001 Par Value,
8,281,500 and 8,281,500 shares issued and outstanding respectively	8,282	8,282
Additional Paid in Capital	145,035	145,035
Accumulated Deficit	(347,957)	(298,955)

Total Stockholders' Equity	(194,640)	(145,638)

Total Liabilities and Stockholders' Equity	$564	$601

The accompanying notes are an integral part of these financial statements.

Page - 2

First Auto, Inc.
(a Development Stage Company)
Statements of Operations
(Unaudited)

	For the three	For the three	For the nine	For the nine	From Inception
	months ended	months ended	months ended	months ended	on March 24, 1999
	November 30,	November 30,	November 30,	November 30,	thru November 30,
	2003	2002	2003	2002	2003

Revenues	$-	$20,000	$-	$20,000	$20,000

Operating Expenses
General & Administrative	2,673	18,991	31,861	46,852	350,816

Total Operating Expenses	2,673	18,991	31,861	46,852	350,816

Operating Income (Loss) before discontinued operations	(2,673)	1,009	(31,861)	(26,852)	(330,816)

(Loss) from discontinued operations	-	-	-	-	-
(Loss) from disposal of discontinued operations	-	-	-	-	-

Net (loss) from operations	(2,673)	1,009	(31,861)	(26,852)	(330,816)

Other Income (Expense)
Impairment Loss
Bad debt expense	-	-	-	-	-
Interest Expense	(12,100)	-	(17,141)	-	(17,141)

Total Other Income (Expense)	(12,100)	-	(17,141)	-	(17,141)

Net Income (Loss)	$(14,772)	$1,009	$(49,002)	$(26,852)	$(347,957)

Net Income (Loss) Per Share	$(0.00)	$0.00	$(0.01)	$(0.00)	$(0.04)

Weighted Average Shares Outstanding	8,281,500	8,281,500	8,281,500	8,281,500	7,996,123

The accompanying notes are an integral part of these financial statements.

Page - 3

First Auto, Inc.
(a Development Stage Company)
Statements of Cash Flows
(Unaudited)

				From inception
	For the nine months ended			on March 24, 1999
	November 30,			to November 30,
	2003	2002		2003

Cash Flows from Operating Activities

Net Income (Loss)	$(49,002)		$(27,861)	$(347,957)
Adjustments to Reconcile Net Loss to Net Cash
Provided by Operations:
Bad debt expense	-		-	-
Stock Issued for Services	-		-	36,817
Change in Assets and Liabilities	-		-	-
(Increase) in Accounts Payable -related	48,965		27,851	193,504
Increase (Decrease) in Accounts Payable and Accrued Expenses				-

Net Cash Provided(Used) by Operating Activities	(37)		(10)	(117,636)

Cash Flows from Investing Activities
Cash paid for Accounts Receivable	-		-	-

Net Cash Provided (Used) by Investing Activities	-		-	-

Cash Flows from Financing Activities
Cash received from related party			-	1,700
Cash received from subscription receivable	-		-	-
Cash received from spin-off	-		-	-
Common stock issued for cash	-		-	116,500

Net Cash Provided(Used) by Financing Activities	-		-	118,200

Increase (Decrease) in Cash	(37)		(10)	564

Cash and Cash Equivalents at Beginning of Period	601		607	-

Cash and Cash Equivalents at End of Period	$564		$597	$564

Cash Paid For:
Interest	$-		$-	$-

Income Taxes	$-	$	$ -	$-

The accompanying notes are an integral part of these financial statements.

Page - 4

First Auto, Inc.
Notes to the Financial Statements
November 30, 2003

GENERAL

First Auto, Inc. (the Company) has elected to omit substantially all footnotes to the financial statements for the nine months ended November 30, 2003 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on Form 10-KSB for the fiscal year ended February 28, 2003.

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

Page - 5

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

(b) Discussion and Analysis of Financial Condition and Results of Operations. We have enjoyed no revenues during the periods covered by this report. We enjoyed non-recurring, non-operating, technical revenues in the correstponding period of the previous year.

(c) Future Prospects. We have disclosed an ambitious business plan. There can be no assurance that our plan will succeed in whole or in part We are not able to become active at this time. We may not be able to achieve our funding requirements. Even if substantial funding proves available, there is no assurance that our business will prove competitive or profitable, if commenced. Our business may fail for any number of possible unforeseen contingencies. Start-up ventures such as ours are inherently speculative and fraught with risks of business failure. While management believes that its plan contains the strategy for success, the road to failure is filled with good intentions and missed opportunities. Caution must be expressed at this early stage of our development, that we may be disappointed in our expectations.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings . None

Item 2. Change in Securities . None

Item 3. Defaults Upon Senior Securities . None

Item 4. Submission of Matters to Vote of Security Holders . None

Item 5. Other Information . None

Page - 6

Item 6. Exhibits and Reports on Form 8-K . Ceritification(s) Pursuant to 18 USC Section 1350
Exhibit 31. Section 302 Certification

Exhibit 32. Certification Pursuant TO 18 USC Section 1350

Dated: November 13, 2003

First Auto, Inc.

by

J. Dan Sifford
J. Dan Sifford
President/Director

Page - 7

Exhibit 31

Section 302 Certification

Page - 8

CERTIFICATIONS PURSUANT TO SECTION 302

I, J. Dan Sifford , president/director, certify that:

1. I have reviewed this quarterly report of First Auto, Inc, a Nevada Corporation, on Form 10-QSB of November 30, 2003;

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

Dated: November 30, 2003

/s/J. Dan Sifford
J. Dan Sifford
President/Director

Page - 9

Exhibit 32

CERTIFICATION PURSUANT TO 18 USC SECTION 1350

Page - 10

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906 OF THE
SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of First Auto, Inc , a Nevada corporation (the "Company"), on Form 10-QSB for the quarter ended November 30, 2003 as filed with the Securities and Exchange Commission (the "Report"), I, J. Dan Sifford , president/director of the Company, certify, pursuant to 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350), that to my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: November 30, 2003

/s/J. Dan Sifford
J. Dan Sifford
President/Director

Page - 11